Form 10-Q
period 1995-06-30
CAPITAL REALTY INVESTORS LTD
filed 1995-07-17
CIK 354521

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1995
                         -------------


Commission file number      0-11149
                         -------------


                         CAPITAL REALTY INVESTORS, LTD.
- - --------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)




          District of Columbia                          52-1219926
- - -----------------------------------------         --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
- - -----------------------------------------         --------------------
(Address of principal executive officer)                (Zip Code)



                                 (301) 468-9200
- - -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                            Outstanding at June 30, 1995
- - ----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                         CAPITAL REALTY INVESTORS, LTD.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1995

                                                               Page

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - June 30, 1995 and
            December 31, 1994 . . . . . . . . . . . . . . .      1

          Statements of Operations - for the three and six
            months ended June 30, 1995 and 1994 . . . . . .      3

          Statements of Cash Flows - for the six
            months ended June 30, 1995 and 1994 . . . . . .      5

          Notes to Financial Statements . . . . . . . . . .      7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . .      12

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .      15

Signature   . . . . . . . . . . . . . . . . . . . . . . . .      16

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS



                                                 June 30,     December 31,
                                                   1995          1994
                                               ------------   ------------
                                                (Unaudited)
Investments in and advances to partnerships    $  3,194,069   $  3,677,783
Cash and cash equivalents                         1,774,830      1,522,120
Restricted cash equivalents                         189,000        189,000
Acquisition fees, principally paid to
  related parties, net of accumulated
  amortization of $312,154 and $299,734,
  respectively                                      681,326        693,746
Property purchase costs, net of accumulated
  amortization of $80,817 and $77,645,
  respectively                                      173,024        176,196
Other assets                                          8,670          4,716
                                               ------------   ------------
      Total assets                             $  6,020,919   $  6,263,561
                                               ============   ============



























                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                        LIABILITIES AND PARTNERS' DEFICIT



                                                 June 30,     December 31,
                                                   1995          1994
                                               ------------   ------------
                                                (Unaudited)
Due on investments in partnerships             $  6,422,800   $  6,422,800
Accrued interest payable                          7,517,693      7,185,455
Accounts payable and accrued expenses                65,125         59,842
                                               ------------   ------------
      Total liabilities                          14,005,618     13,668,097
                                               ------------   ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                 14,000         14,000
    Limited Partners                             24,837,000     24,837,000
                                               ------------   ------------
                                                 24,851,000     24,851,000

  Less:
    Accumulated distributions to partners          (512,029)      (512,029)
    Offering costs                               (2,689,521)    (2,689,521)
    Accumulated losses                          (29,634,149)   (29,053,986)
                                               ------------   ------------
      Total partners' deficit                    (7,984,699)    (7,404,536)
                                               ------------   ------------
      Total liabilities and partners' deficit  $  6,020,919   $  6,263,561
                                               ============   ============














                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                               For the three months ended
                                                        June 30,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Share of loss from partnerships                $   (146,094)  $    (56,908)
                                               ------------   ------------
Other revenue and expenses:

 Revenue:
    Interest income                                  28,679         17,363
                                               ------------   ------------
 Expenses:
    Interest                                        166,119        166,119
    General and administrative                       24,310         31,135
    Management fee                                   23,802         23,802
    Professional fees                                15,351         23,161
    Amortization                                      7,796          7,797
                                               ------------   ------------
                                                    237,378        252,014
                                               ------------   ------------
       Total other revenue and expenses            (208,699)      (234,651)
                                               ------------   ------------

Net loss                                           (354,793)      (291,559)

Accumulated losses, beginning of period         (29,279,356)   (28,372,916)
                                               ------------   ------------
Accumulated losses, end of period              $(29,634,149)  $(28,664,475)
                                               ============   ============
Loss allocated to General Partners (3%)        $    (10,644)  $     (8,747)
                                               ============   ============
Loss allocated to Limited Partners (97%)       $   (344,149)  $   (282,812)
                                               ============   ============
Loss per unit of Limited Partnership
  Interest based on 24,837 units
  outstanding                                  $     (13.86)  $     (11.39)
                                               ============   ============









                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                For the six months ended
                                                        June 30,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Share of loss from partnerships                $   (155,950)  $   (135,602)
                                               ------------   ------------
Other revenue and expenses:

 Revenue:
    Interest income                                  53,926         32,174
                                               ------------   ------------
 Expenses:
    Interest                                        332,238        394,570
    General and administrative                       50,622         56,357
    Management fee                                   47,604         47,604
    Professional fees                                32,083         43,590
    Amortization                                     15,592         15,593
                                               ------------   ------------
                                                    478,139        557,714
                                               ------------   ------------
       Total other revenue and expenses            (424,213)      (525,540)
                                               ------------   ------------

Net loss                                           (580,163)      (661,142)

Accumulated losses, beginning of period         (29,053,986)   (28,003,333)
                                               ------------   ------------
Accumulated losses, end of period              $(29,634,149)  $(28,664,475)
                                               ============   ============
Loss allocated to General Partners (3%)        $    (17,405)  $    (19,834)
                                               ============   ============
Loss allocated to Limited Partners (97%)       $   (562,758)  $   (641,308)
                                               ============   ============
Loss per unit of Limited Partnership
  Interest based on 24,837 units
  outstanding                                  $     (22.66)  $     (25.82)
                                               ============   ============









                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                For the six months ended
                                                        June 30,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Cash flows from operating activities:
  Net loss                                     $   (580,163)  $   (661,142)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Share of loss from partnerships                 155,950        135,602
    Amortization of deferred costs                   15,592         15,593
    Increase in accrued interest receivable on
      advances to partnerships                       (3,067)            --
    Payment of purchase money note interest              --        (42,163)
    Payment of interest due on investments
      in partnerships                                    --        (33,700)
    Changes in assets and liabilities:
      (Increase) decrease in other assets            (3,954)         5,486
      Increase in accrued interest payable          332,238        394,570
      Increase (decrease) in accounts payable
        and accrued expenses                          5,283           (427)
                                               ------------   ------------
         Net cash used in operating
           activities                               (78,121)      (186,181)
                                               ------------   ------------






















                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                      STATEMENTS OF CASH FLOWS - Continued

                                   (Unaudited)

                                                For the six months ended
                                                        June 30,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships        330,831        321,252
  Repayment of advances to partnerships                  --          8,135
                                               ------------   ------------

         Net cash provided by investing
           activities                               330,831        329,387
                                               ------------   ------------

Cash flows from financing activities:
  Decrease in amount due on investments
    in partnerships                                      --       (185,975)
                                               ------------   ------------

Net increase (decrease) in cash and cash
  equivalents                                       252,710        (42,769)

Cash and cash equivalents, beginning of
  period                                          1,522,120      1,673,928
                                               ------------   ------------

Cash and cash equivalents, end of period       $  1,774,830   $  1,631,159
                                               ============   ============



















                   The accompanying notes are an integral part
                         of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of Capital Realty Investors, Ltd. (the Partnership) as of June 30, 1995 and December 31, 1994, and the results of its operations for the three and six months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Managing General Partner believes that the dis-closures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     As of June 30, 1995, the Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes of $6,422,800 plus accrued interest of $7,517,693, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. The Partnership's purchase money notes mature during 1997 and 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1995 was $166,119 and $332,238, respectively, and for the three and six months ended June 30, 1994 was $166,119 and $332,238, respectively. The accrued interest payable on the purchase money notes of $7,517,693 and $7,185,455 as of June 30, 1995 and December 31, 1994,
respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

     As of both June 30, 1995 and December 31, 1994, the Partnership had advanced funds totalling $377,593 to Local Partnerships. There were no advances funded to the Local Partnerships during the six months ended June 30, 1995.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf I), in conjunction with the Managing General Partner, applied to the Department of Housing and Urban Development (HUD), holder of the mortgage on the property, for a three-year extension of the previous workout arrangement, which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. As of July 14, 1995, no response had been received from the local HUD office. There is no assurance that approval will be received. If that workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. Frenchman's Wharf I was notified by HUD that HUD plans to offer its mortgage loan for sale in September 1995. If the mortgage is sold by HUD, a new mortgagee would service the loan and could foreclose on the property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is non-recourse and collateralized solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf I not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the non-recourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership. Currently, debt-service payments are being made from available cash flow in accordance with the proposed workout. To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both June 30, 1995 and December 31, 1994. The last advance was made to Frenchman's Wharf I in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf I's loan workout with HUD. These loans, together with accrued interest of $183,102 as of both June 30, 1995 and December 31, 1994, are payable from cash flow of Frenchman's Wharf I after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes due from the Local Partnership. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks Apartments to help repay the Local Partnership's outstanding obligations to HUD. This loan, along with accrued interest of $3,715 and $648 as of June 30, 1995 and December 31, 1994, respectively, is payable from cash flow of Shallowford Oaks Apartments after payment of first- mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes due from the Local Partnership. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     The rental property owned by Tanglewood Apartments Associates I (Tanglewood I) has a mortgage which was federally insured under Section 221(d)(3) of the National Housing Act, as amended. This property may be eligible for sale or refinancing, subject to numerous requirements, under the

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of July 14, 1995, members of Congress are recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the program. Substantial doubt exists as to whether Tanglewood I, which filed the notice of intent to participate under the LIHPRHA program on May 23, 1994, will qualify under a redesigned program, or whether the program will continue at all. There is no assurance that a sale or supplemental financing of this property will occur.

     Many other rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the
 HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     The following are combined statements of operations for the Local Partnerships in which the Partnership has invested. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the three months ended
                                                        June 30,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Revenue:
  Rental revenue                               $  4,517,611   $  4,360,288
  Other                                             187,099        183,943
                                               ------------   ------------
                                                  4,704,710      4,544,231
                                               ------------   ------------
Expenses:
  Operating                                       2,484,784      2,346,920
  Interest                                        1,755,536      1,771,811
  Depreciation and amortization                     852,682        828,118
                                               ------------   ------------
                                                  5,093,002      4,946,849
                                               ------------   ------------
Net loss                                       $   (388,292)  $   (402,618)
                                               ============   ============

                                                For the six months ended
                                                        June 30,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Revenue:
  Rental revenue                               $  9,006,025   $  8,681,889
  Other                                             429,654        371,709
                                               ------------   ------------
                                                  9,435,679      9,053,598
                                               ------------   ------------
Expenses:
  Operating                                       4,857,333      4,673,120
  Interest                                        3,511,070      3,543,619
  Depreciation and amortization                   1,705,362      1,656,238
                                               ------------   ------------
                                                 10,073,765      9,872,977
                                               ------------   ------------
Net loss                                       $   (638,086)  $   (819,379)
                                               ============   ============

     As of June 30, 1995 and December 31, 1994, the Partnership's share of cumulative losses to date for eleven of the eighteen Local Partnerships exceeds

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

the amount of the Partnership's investments in and advances to those Local Partnerships by $7,497,088 and $7,029,690, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. The Partnership paid $17,803 and $33,631 for the three and six months ended June 30, 1995 and $24,799 and $38,137 for the three and six months ended June 30, 1994, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership paid the Managing General Partner a Management Fee of $23,802 and $47,604 for the three and six months, respectively, ended June 30, 1995 and 1994.

     From August 1990 through January 1994, CRICO Management Corporation (CRICO), an affiliate of the Managing General Partner, provided consulting, accounting and other services to Frederick Heights Apartments. Fees paid or accrued to CRICO for these services amounted to $4,733 for the month ended January 31, 1994. On February 1, 1994, CRICO contributed its property management and/or consulting contracts and personnel to CAPREIT Residential Corporation (CAPREIT). CAPREIT was formed by CRI but is not currently owned or controlled by CRI and/or its affiliates. On April 12, 1995, HUD approved CAPREIT as the new management agent.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


                          Financial Condition/Liquidity
                          -----------------------------

     Capital Realty Investors, Ltd.'s (the Partnership) liquidity, with unrestricted cash resources of $1,774,830 and $1,522,120 as of June 30, 1995 and December 31, 1994, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of June 30, 1995 and December 31, 1994, $189,000 of cash resources are restricted for the purpose of collateralizing a letter of credit until the mortgage loan outstanding on a certain Local Partnership is repaid. As of July 14, 1995, there are no material commitments for capital expenditures.

     As of June 30, 1995, the Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes of $6,422,800 plus accrued interest of $7,517,693, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. The Partnership's purchase money notes mature during 1997 and 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the proceeds to pay off or buy down certain purchase money note obligations.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended June 30, 1995 increased from the comparable period in 1994 principally due to an increase in loss from Local Partnerships in 1995, which was primarily due to increases in operating expenses at four properties during the second quarter of 1995. Partially offsetting the increase in net loss was an increase in interest income resulting from higher yields on investments and higher cash balances as compared to the corresponding period in 1994. Also partially offsetting the increase in net loss was a decrease in professional fees resulting from a reduction in legal expenses incurred, as well as a reduction in general and administrative expenses primarily due to a reduction in annual report printing costs.

     The Partnership's net loss for the six months ended June 30, 1995 decreased from the comparable period in 1994 principally due to a decrease in interest

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



expense resulting from the accrual in 1994 of interest due on the outstanding capital contributions to New Sharon Woods Associates, which were paid in full in 1994. Also contributing to the decrease in the Partnership's net loss was an increase in interest income, a decrease in professional fees and a decrease in general and administrative expenses, as discussed above. Partially offsetting the decrease in net loss for the six months ended June 30, 1995 as compared to the same period in 1994 was an increase in loss from Local Partnerships in 1995, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1995 did not include losses of $233,703 and $467,398, respectively, compared to excluded losses of $330,812 and $651,638 for the three and six months ended June 30, 1994.

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf I), in conjunction with the Managing General Partner, applied to the Department of Housing and Urban Development (HUD), holder of the mortgage on the property, for a three-year extension of the previous workout arrangement, which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. As of July 14, 1995, no response had been received from the local HUD office. There is no assurance that approval will be received. If that workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. Frenchman's Wharf I was notified by HUD that HUD plans to offer its mortgage loan for sale in September 1995. If the mortgage is sold by HUD, a new mortgagee would service the loan and could foreclose on the property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is non-recourse and collateralized solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf I not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the non-recourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership. Currently, debt-service payments are being made from available cash flow in accordance with the proposed workout. To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both June 30, 1995 and December 31, 1994. The last advance was made to Frenchman's Wharf I in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf I's loan workout with HUD. These loans, together with accrued interest of $183,102 as of both June 30, 1995 and December 31, 1994, are payable from cash flow of Frenchman's Wharf I after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



purchase money notes due from the Local Partnership. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks Apartments to help repay the Local Partnership's outstanding obligations to HUD. This loan, along with accrued interest of $3,715 and $648 as of June 30, 1995 and December 31, 1994, respectively, is payable from cash flow of Shallowford Oaks Apartments after payment of first- mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes due from the Local Partnership. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     The rental property owned by Tanglewood Apartments Associates I
(Tanglewood I) has a mortgage which was federally insured under Section 221(d)(3) of the National Housing Act, as amended. This property may be eligible for sale or refinancing, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of July 14, 1995, members of Congress are recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the program. Substantial doubt exists as to whether Tanglewood I, which filed the notice of intent to participate under the LIHPRHA program on May 23, 1994, will qualify under a redesigned program, or whether the program will continue at all. There is no assurance that a sale or supplemental financing of this property will occur.

     Many other rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the
 HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     No other significant changes in the Partnership's operations have taken place during this period.

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1995.

     All other items are not applicable.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAPITAL REALTY INVESTORS, LTD.
                                                  (Registrant)


                                        By:  C.R.I., Inc.
                                             Managing General Partner

July 17, 1995
- - ---------------------------             By:  /s/ Richard J. Palmer
Date                                         -----------------------------
                                             Richard J. Palmer
                                             Senior Vice President/Finance

                                             Signing on behalf of the
                                               Registrant and as Principal
                                               Accounting Officer