Form 10-Q
period 1995-09-30
CAPITAL REALTY INVESTORS LTD
filed 1995-10-12
CIK 354521

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1995
                         ------------------


Commission file number      0-11149
                         -------------


                         CAPITAL REALTY INVESTORS, LTD.
--------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)




          District of Columbia                          52-1219926
-----------------------------------------         --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         --------------------
(Address of principal executive officer)                (Zip Code)



                                 (301) 468-9200
-------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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



          Class                         Outstanding at September 30, 1995
----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                         CAPITAL REALTY INVESTORS, LTD.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                                               Page
                                                               ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - September 30, 1995 and
            December 31, 1994 . . . . . . . . . . . . . . .      1

          Statements of Operations - for the three and nine
            months ended September 30, 1995 and 1994  . . .      3

          Statements of Cash Flows - for the nine
            months ended September 30, 1995 and 1994  . . .      5

          Notes to Financial Statements . . . . . . . . . .      7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . .      12

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .      15

Signature   . . . . . . . . . . . . . . . . . . . . . . . .      16

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS



                                               September 30,  December 31,
                                                   1995          1994
                                               -------------  ------------
                                                (Unaudited)
Investments in and advances to partnerships    $  3,125,420   $  3,677,783
Cash and cash equivalents                         1,854,940      1,522,120
Restricted cash equivalents                         189,000        189,000
Acquisition fees, principally paid to
  related parties, net of accumulated
  amortization of $318,363 and $299,734,
  respectively                                      675,117        693,746
Property purchase costs, net of accumulated
  amortization of $82,404 and $77,645,
  respectively                                      171,437        176,196
Other assets                                          5,810          4,716
                                               ------------   ------------
      Total assets                             $  6,021,724   $  6,263,561
                                               ============   ============



























                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                           BALANCE SHEETS - Continued

                        LIABILITIES AND PARTNERS' DEFICIT



                                               September 30,  December 31,
                                                   1995          1994
                                               -------------  ------------
                                                (Unaudited)
Due on investments in partnerships             $  6,422,800   $  6,422,800
Accrued interest payable                          7,683,812      7,185,455
Accounts payable and accrued expenses                82,259         59,842
                                               ------------   ------------
      Total liabilities                          14,188,871     13,668,097
                                               ------------   ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                 14,000         14,000
    Limited Partners                             24,837,000     24,837,000
                                               ------------   ------------
                                                 24,851,000     24,851,000

  Less:
    Accumulated distributions to partners          (512,029)      (512,029)
    Offering costs                               (2,689,521)    (2,689,521)
    Accumulated losses                          (29,816,597)   (29,053,986)
                                               ------------   ------------
      Total partners' deficit                    (8,167,147)    (7,404,536)
                                               ------------   ------------
      Total liabilities and partners' deficit  $  6,021,724   $  6,263,561
                                               ============   ============














                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                               For the three months ended
                                                      September 30,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Share of income from partnerships              $     18,569   $     27,441
                                               ------------   ------------
Other revenue and expenses:

 Revenue:
    Interest income                                  29,754         20,165
                                               ------------   ------------
 Expenses:
    Interest                                        166,119        166,119
    Management fee                                   23,802         23,802
    General and administrative                       17,509            734
    Professional fees                                15,545         23,759
    Amortization                                      7,796          7,796
                                               ------------   ------------
                                                    230,771        222,210
                                               ------------   ------------
       Total other revenue and expenses            (201,017)      (202,045)
                                               ------------   ------------

Net loss                                           (182,448)      (174,604)

Accumulated losses, beginning of period         (29,634,149)   (28,664,475)
                                               ------------   ------------
Accumulated losses, end of period              $(29,816,597)  $(28,839,079)
                                               ============   ============
Loss allocated to General Partners (3%)        $     (5,473)  $     (5,238)
                                               ============   ============
Loss allocated to Limited Partners (97%)       $   (176,975)  $   (169,366)
                                               ============   ============
Loss per unit of Limited Partnership
  Interest based on 24,837 units
  outstanding                                  $      (7.12)  $      (6.82)
                                               ============   ============









                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                For the nine months ended
                                                       September 30,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Share of loss from partnerships                $   (137,381)  $   (108,161)
                                               ------------   ------------
Other revenue and expenses:

 Revenue:
    Interest income                                  83,680         52,339
                                               ------------   ------------
 Expenses:
    Interest                                        498,357        560,689
    Management fee                                   71,406         71,406
    General and administrative                       68,131         57,091
    Professional fees                                47,628         67,349
    Amortization                                     23,388         23,389
                                               ------------   ------------
                                                    708,910        779,924
                                               ------------   ------------
       Total other revenue and expenses            (625,230)      (727,585)
                                               ------------   ------------

Net loss                                           (762,611)      (835,746)

Accumulated losses, beginning of period         (29,053,986)   (28,003,333)
                                               ------------   ------------
Accumulated losses, end of period              $(29,816,597)  $(28,839,079)
                                               ============   ============
Loss allocated to General Partners (3%)        $    (22,878)  $    (25,072)
                                               ============   ============
Loss allocated to Limited Partners (97%)       $   (739,733)  $   (810,674)
                                               ============   ============
Loss per unit of Limited Partnership
  Interest based on 24,837 units
  outstanding                                  $     (29.78)  $     (32.64)
                                               ============   ============









                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                For the nine months ended
                                                       September 30,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Cash flows from operating activities:
  Net loss                                     $   (762,611)  $   (835,746)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Share of loss from partnerships                 137,381        108,161
    Amortization of deferred costs                   23,388         23,389
    Increase in accrued interest receivable on
      advances to partnerships                       (4,602)            --
    Payment of purchase money note interest              --        (42,163)
    Payment of interest due on investments
      in partnerships                                    --        (96,032)
    Changes in assets and liabilities:
      (Increase) decrease in other assets            (1,094)         5,359
      Increase in accrued interest payable          498,357        560,689
      Increase (decrease) in accounts payable
        and accrued expenses                         22,417        (12,810)
                                               ------------   ------------
         Net cash used in operating
           activities                               (86,764)      (289,153)
                                               ------------   ------------






















                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                      STATEMENTS OF CASH FLOWS - Continued

                                   (Unaudited)

                                                For the nine months ended
                                                       September 30,
                                               --------------------------
                                                   1995           1994
                                               ------------   ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships        419,584        433,794
  Repayment of advances to partnerships                  --          8,135
                                               ------------   ------------

         Net cash provided by investing
           activities                               419,584        441,929
                                               ------------   ------------

Cash flows from financing activities:
  Decrease in amount due on investments
    in partnerships                                      --       (185,975)
                                               ------------   ------------

Net increase (decrease) in cash and cash
  equivalents                                       332,820        (33,199)

Cash and cash equivalents, beginning of
  period                                          1,522,120      1,673,928
                                               ------------   ------------

Cash and cash equivalents, end of period       $  1,854,940   $  1,640,729
                                               ============   ============



















                   The accompanying notes are an integral part
                         of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of Capital Realty Investors, Ltd. (the Partnership) as of September 30, 1995 and December 31, 1994, and the results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

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

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     As of September 30, 1995, the Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes of $6,422,800 plus accrued interest of $7,683,812, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. The Partnership's purchase money notes mature during 1997 and 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30, 1995 was $166,119 and $498,357, respectively, and for the three and nine months ended September 30, 1994 was $166,119 and $498,357, respectively. The accrued interest payable on the purchase money notes of $7,683,812 and $7,185,455 as of September 30, 1995 and December 31, 1994, respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

     As of both September 30, 1995 and December 31, 1994, the Partnership had advanced funds totalling $377,593 to Local Partnerships. There were no funds

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

advanced to the Local Partnerships during the nine months ended September 30, 1995.

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf I), in conjunction with the Managing General Partner, applied to the Department of Housing and Urban Development (HUD), holder of the mortgage on the property, for a three-year extension of the previous workout arrangement, which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. As of October 10, 1995, the local general partner is continuing to work with the local HUD office to arrange an acceptable workout agreement. There is no assurance that approval for a workout will be received. If a workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. Frenchman's Wharf I was notified by HUD that HUD planned to offer its mortgage loan for sale in the Fall of 1995. If the mortgage was sold by HUD, a new mortgagee would service the loan and could foreclose on the property. As of October 10, 1995, Frenchman's Wharf I has not been notified as to the outcome of the loan sale. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and collateralized solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf I not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership. Currently, debt-service payments are being made from available cash flow in accordance with the proposed workout. To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both September 30, 1995 and December 31, 1994. The last advance was made to Frenchman's Wharf I in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf I's loan workout with HUD. These loans, together with accrued interest of $183,102 as of both September 30, 1995 and December 31, 1994, are payable from cash flow of Frenchman's Wharf I after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes due from the Local Partnership. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks Apartments to help repay the Local Partnership's outstanding obligations to HUD. This loan, along with accrued interest of $5,250 and $648 as of September 30, 1995 and December 31, 1994, respectively, is payable from cash flow of Shallowford Oaks Apartments after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money notes. There is no assurance that the Local

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     The rental property owned by Tanglewood Apartments Associates I
(Tanglewood I) has a mortgage which is federally insured under Section 221(d)(3) of the National Housing Act, as amended. This property may be eligible for sale or refinancing, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of October 10, 1995, members of Congress are recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the program. Substantial doubt exists as to whether Tanglewood I, which filed the notice of intent to participate under the LIHPRHA program on May 23, 1994, will qualify under a redesigned program, or whether the program will continue at all. There is no assurance that a sale or supplemental financing of this property will occur.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                For the three months ended    For the nine months ended
                       September 30,                 September 30,
                ---------------------------   ---------------------------
                    1995           1994           1995          1994
                ------------   ------------   ------------   ------------
Revenue:
  Rental
    revenue     $  4,542,876   $  4,448,421   $ 13,548,901   $ 13,130,310
  Other              235,753        206,652        665,407        578,361
                ------------   ------------   ------------   ------------
                   4,778,629      4,655,073     14,214,308     13,708,671
                ------------   ------------   ------------   ------------
Expenses:
  Operating        2,390,644      2,225,654      7,247,977      6,898,774
  Interest         1,755,530      1,771,804      5,266,600      5,315,423
  Depreciation
    and amorti-
    zation           852,675        828,117      2,558,037      2,484,355
                ------------   ------------   ------------   ------------
                   4,998,849      4,825,575     15,072,614     14,698,552
                ------------   ------------   ------------   ------------
Net loss        $   (220,220)  $   (170,502)  $   (858,306)  $   (989,881)
                ============   ============   ============   ============


     As of September 30, 1995 and December 31, 1994, the Partnership's share of cumulative losses to date for eleven of the eighteen Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $7,730,782 and $7,029,690, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. The Partnership paid $11,687 and $45,318 for the three and nine months ended September 30, 1995 and $15,091 and $53,228 for the three and nine months ended September 30, 1994, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership paid the Managing General Partner a Management Fee of $23,802 and $71,406 for the three and nine months, respectively, ended September 30, 1995 and 1994.

     From August 1990 through January 1994, CRICO Management Corporation (CRICO), an affiliate of the Managing General Partner, provided consulting,

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   RELATED-PARTY TRANSACTIONS - Continued

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


                          Financial Condition/Liquidity
                          -----------------------------

     Capital Realty Investors, Ltd.'s (the Partnership) liquidity, with unrestricted cash resources of $1,854,940 and $1,522,120 as of September 30, 1995 and December 31, 1994, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of September 30, 1995 and December 31, 1994, $189,000 of cash resources are restricted for the purpose of collateralizing a letter of credit until the mortgage loan outstanding on a certain Local Partnership is repaid. As of October 10, 1995, there are no material commitments for capital expenditures.

     As of September 30, 1995, the Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes of $6,422,800 plus accrued interest of $7,683,812, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. The Partnership's purchase money notes mature during 1997 and 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended September 30, 1995 increased from the comparable period in 1994 principally due to an increase in general and administrative expenses in 1995 due to the recognition in the third quarter of 1994 of decreased annual report printing costs. Contributing to the increase in net loss was a decrease in income from Local Partnerships in 1995, which was primarily due to increases in operating expenses at three properties and a decrease in rental income at another property during the third quarter of 1995. Partially offsetting the increase in net loss was an increase in interest income resulting from higher yields on investments and higher cash balances as compared to the corresponding period in 1994. Also partially offsetting the increase in net loss was a decrease in professional fees resulting from a reduction in legal expenses incurred in 1995.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



     The Partnership's net loss for the nine months ended September 30, 1995 decreased from the comparable period in 1994 principally due to a decrease in interest expense resulting from the accrual in 1994 of interest due on the outstanding capital contributions to New Sharon Woods Associates, which were paid in full in 1994. Also contributing to the decrease in the Partnership's net loss was an increase in interest income and a decrease in professional fees, as discussed above. Partially offsetting the decrease in net loss was an increase in loss from Local Partnerships in 1995 and an increase in general and administrative expenses, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1995 did not include losses of $233,694 and $701,092, respectively, compared to excluded losses of $199,275 and $850,913 for the three and nine months ended September 30, 1994.

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf I), in conjunction with the Managing General Partner, applied to the Department of Housing and Urban Development (HUD), holder of the mortgage on the property, for a three-year extension of the previous workout arrangement, which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. As of October 10, 1995, the local general partner is continuing to work with the local HUD office to arrange an acceptable workout agreement. There is no assurance that approval for a workout will be received. If a workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. Frenchman's Wharf I was notified by HUD that HUD planned to offer its mortgage loan for sale in the Fall of 1995. If the mortgage was sold by HUD, a new mortgagee would service the loan and could foreclose on the property. As of October 10, 1995, Frenchman's Wharf I has not been notified as to the outcome of the loan sale. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and collateralized solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf I not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership. Currently, debt-service payments are being made from available cash flow in accordance with the proposed workout. To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both September 30, 1995 and December 31, 1994. The last advance was made to Frenchman's Wharf I in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



Wharf I's loan workout with HUD. These loans, together with accrued interest of $183,102 as of both September 30, 1995 and December 31, 1994, are payable from cash flow of Frenchman's Wharf I after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes due from the Local Partnership. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks Apartments to help repay the Local Partnership's outstanding obligations to HUD. This loan, along with accrued interest of $5,250 and $648 as of September 30, 1995 and December 31, 1994, respectively, is payable from cash flow of Shallowford Oaks Apartments after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money notes. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     The rental property owned by Tanglewood Apartments Associates I
(Tanglewood I) has a mortgage which is federally insured under Section 221(d)(3) of the National Housing Act, as amended. This property may be eligible for sale or refinancing, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of October 10, 1995, members of Congress are recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the program. Substantial doubt exists as to whether Tanglewood I, which filed the notice of intent to participate under the LIHPRHA program on May 23, 1994, will qualify under a redesigned program, or whether the program will continue at all. There is no assurance that a sale or supplemental financing of this property will occur.

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

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1995.

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

                                        CAPITAL REALTY INVESTORS, LTD.
                                                  (Registrant)


                                        By:  C.R.I., Inc.
                                             Managing General Partner


October 12, 1995                             By:  /s/ Richard J. Palmer
---------------------------                  -----------------------------
Date                                         Richard J. Palmer
                                             Senior Vice President/Finance

                                             Signing on behalf of the
                                               Registrant and as Principal
                                               Accounting Officer