Form 10-K
period 1995-12-31
CAPITAL REALTY INVESTORS LTD
filed 1996-03-26
CIK 354521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995
                              -----------------

Commission file number             0-11149
                              -----------------

                         CAPITAL REALTY INVESTORS, LTD.
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          District of Columbia                          52-1219926
-----------------------------------------         ---------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         ---------------------
(Address of principal executive offices)                (Zip Code)

(Registrant's telephone number,
including area code)                                 (301) 468-9200
                                                  ---------------------


           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of each class                          on which registered
-----------------------------------------         ---------------------
            NONE                                            N/A


           Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS
--------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

     The partnership interests of the Registrant are not traded in any market. Therefore, the partnership interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

                         CAPITAL REALTY INVESTORS, LTD.
                             (a limited partnership)

                         1995 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                     PART I
                                     ------
                                                                 Page
                                                                 ----

Item 1.  Business   . . . . . . . . . . . . . . . . . . . .      I-1
Item 2.  Properties   . . . . . . . . . . . . . . . . . . .      I-5
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . .      I-5
Item 4.  Submission of Matters to a Vote
           of Security Holders  . . . . . . . . . . . . . .      I-5


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters    . .      II-1
Item 6.  Selected Financial Data  . . . . . . . . . . . . .      II-1
Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-2
Item 8.  Financial Statements and Supplementary Data  . . .      II-9
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure   . . . .      II-9


                                    PART III
                                    --------

Item 10. Directors and Executive Officers
           of the Registrant  . . . . . . . . . . . . . . .      III-1
Item 11. Executive Compensation   . . . . . . . . . . . . .      III-2
Item 12. Security Ownership of Certain Beneficial
           Owners and Management  . . . . . . . . . . . . .      III-4
Item 13. Certain Relationships and Related Transactions   .      III-4


                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K  . . . . . . . . . . . . . .      IV-1

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      IV-3

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .      IV-30

                                     PART I
                                     ------


ITEM 1.   BUSINESS
          --------

     Capital Realty Investors, Ltd. (the Partnership) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981. On December 31, 1981, the Partnership commenced offering 30,000 units of limited partnership interests through a public offering which was managed by Merrill Lynch, Pierce, Fenner & Smith, Incorporated. The Partnership closed the offering on December 31, 1982 when 24,837 units of limited partnership interests became fully subscribed.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), the Managing General Partner, current and former shareholders of CRI and Rockville Pike Associates, Ltd., a Maryland limited partnership which includes the shareholders of CRI and several officers and former employees of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). As of December 31, 1995, the Partnership had invested in eighteen Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

     (1)  preserve and protect the Partnership's capital;
     (2) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners may use to offset income from other sources;
     (3) provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness on the apartment complexes; and
     (4) provide cash distributions from sale or refinancing of the Partnership's investments and, on a limited basis, from rental operations.

See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, applied for applicable mortgage insurance and/or subsidies, and remain as the local general partners in the Local Partnerships. The Partnership became the principal limited partner in these Local Partnerships pursuant to negotiations with these developers who act as the local general partners. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. An affiliate of the Managing General Partner of the Partnership is also generally a general partner of the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the projects. Additionally, the local general partners and affiliates of the Managing General Partner may operate other apartment

                                     PART I
                                     ------

ITEM 1.   BUSINESS - continued
          --------

complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

     Although each of the Local Partnerships in which the Partnership has invested owns an apartment complex which must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the General Partners believe there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership, except in specific circumstances as described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is a schedule of the apartment complexes owned by Local Partnerships in which the Partnership is a limited partner:

                             SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                                   IN WHICH CAPITAL REALTY INVESTORS, LTD.
                                              HAS AN INVESTMENT(1)


                                                                                                       Units
                              Mortgage                                                             Authorized for
 Name and Location           Payable at          Financed and/or Insured          Number of         Rental Asst.
of Apartment Complex        12/31/95 (2)         and/or Subsidized Under         Rental Units       Under Sec. 8
--------------------        ------------      -----------------------------      ------------      --------------
Baltic Plaza                $  8,341,796      New Jersey Housing and                  169               168
 Atlantic City, NJ                             Mortgage Finance Agency

Capitol Commons                7,304,701      Michigan State Housing                  200               200
 Lansing, MI                                   Development Authority

Chestnut                       2,759,068      California Housing                       90                86
 Fresno, CA                                    Finance Agency

Court Place                    6,889,698      Illinois Housing                        160               160
 Pekin, IL                                     Development Authority (IHDA)

Frederick Heights              3,204,793      Section 221(d)(4) of the National       156                 0
 Frederick, MD                                  Housing Act (NHA)

Frenchman's Wharf I            6,499,180      Section 221(d)(4)                       320                31
 New Orleans, LA                               of the NHA

Hillview Terrace               2,729,581      Farmers Home Administration             125               100
 Traverse City, MI                             Section 515 (FmHA)

Lihue Gardens                  2,872,220      FmHA                                     58                58
 Lihue, Kauai, HI

Linden Place                   9,837,673      IHDA                                    190               190
 Arlington Heights, IL

New Sharon Woods Apts.         2,537,836      Section 221(d)(4) of the NHA             50                50
 Deptford, NJ

Park Glen                      5,372,880      IHDA                                    125               125
 Taylorville, IL

Shallowford Oaks               5,838,177      Section 221(d)(4) of the NHA            204                41
 Chamblee, GA

Sundance Apts.                 2,556,042      Section 221(d)(4) of the NHA             60                60
 Bakersfield, CA

Tandem Townhouses              1,584,797      Pennsylvania Housing                     48                47
 Fairview Borough, PA                          Finance Agency

Tanglewood I                   1,218,281      Section 221(d)(3) of the NHA            192                 0
 Westwego, LA

Warner House                   2,108,682      Section 221(d)(4) of the NHA             60                60
 Warren, OH


                                     PART I
                                     ------

ITEM 1.   BUSINESS - continued
          --------

                               SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                                    IN WHICH CAPITAL REALTY INVESTORS, LTD.
                                         HAS AN INVESTMENT(1) - Continued


                                                                                                       Units
                              Mortgage                                                             Authorized for
 Name and Location           Payable at          Financed and/or Insured          Number of         Rental Asst.
of Apartment Complex        12/31/95 (2)         and/or Subsidized Under         Rental Units       Under Sec. 8
--------------------        ------------      -----------------------------      ------------      --------------

Westwood Village               1,635,358      Connecticut Housing Finance              48                48
 New Haven, CT                                 Authority

Winthrop Beach                 1,165,825      First mortgage loan by First             69                 0
 Chicago, IL                                   Federal Savings and Loan
                                               Association of Chicago;
                                               second mortgage loan by
                                               Chicago Department of Housing
--------------------        ------------                                         --------            ------
Totals (3) 18               $ 74,456,588                                            2,324             1,424
                            ============                                         ========            ======

                              SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                                     IN WHICH CAPITAL REALTY INVESTORS, LTD.
                                          HAS AN INVESTMENT(1) - Continued

                                                                             Average Effective Annual
                                    Units Occupied As                             Rental Per Unit
                                Percentage of Total Units                       for the Years Ended
                                    As of December 31,                             December 31,
 Name and Location            -----------------------------        -----------------------------------------------
of Apartment Complex          1995   1994 1993  1992   1991          1995      1994      1993       1992     1991
--------------------          ----   ---- ----  ----   ----        --------  --------  --------   -------- --------
Baltic Plaza                   99%    99%  98%   96%    98%        $ 13,106  $ 13,102  $ 12,205   $ 12,075 $ 11,844
 Atlantic City, NJ

Capitol Commons                99%    99% 100%   99%    99%           9,335     9,296     9,153      9,007    8,886
 Lansing, MI

Chestnut                       98%    97%  99%   94%    92%           7,369     7,441     7,343      7,382    7,108
 Fresno, CA

Court Place                   100%   100% 100%  100%   100%          11,997    11,657    11,410     11,202   10,717
 Pekin, IL

Frederick Heights              97%    97%  97%   93%    89%           6,809     6,841     6,741      6,782    6,690
 Frederick, MD

Frenchman's Wharf I            92%    91%  86%   92%    90%           4,246     4,148     4,071      3,971    3,928
 New Orleans, LA

Hillview Terrace               99%   100% 100%  100%   100%           2,555     3,694     3,532      2,493    3,537
 Traverse City, MI

Lihue Gardens                 100%   100%  88%   98%    98%          11,164    10,552    10,056      9,165    8,511
 Lihue, Kauai, HI

Linden Place                  100%   100% 100%  100%   100%          12,637    12,387    11,974     11,645   11,326
 Arlington Heights, IL

New Sharon Woods Apts.         94%   100%  88%  100%   100%          11,589    11,060    10,076     10,644   10,480
 Deptford, NJ

Park Glen                     100%   100% 100%  100%   100%           9,250     9,221     9,159      9,045    9,617
 Taylorville, IL

Shallowford Oaks              100%    91%  80%   78%    90%           6,934     5,930     4,393      4,822    5,729
 Chamblee, GA

Sundance Apts.                 98%   100% 100%  100%   100%           8,387     8,294     9,419      9,698    7,290
 Bakersfield, CA

Tandem Townhouses             100%   100% 100%  100%    98%           8,798     8,789     8,676      8,545    8,132
 Fairview Borough, PA

Tanglewood I                   98%    99% 100%  100%   100%           4,195     4,007     4,013      4,004    3,749
 Westwego, LA

Warner House                   98%    95% 100%  100%    98%           7,505     7,420     7,294      7,148    6,918
 Warren, OH


                                     PART I
                                     ------

ITEM 1.   BUSINESS - continued
          --------

                           SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                                 IN WHICH CAPITAL REALTY INVESTORS, LTD.
                                     HAS AN INVESTMENT(1) - Continued

                                                                             Average Effective Annual
                                    Units Occupied As                             Rental Per Unit
                                Percentage of Total Units                       for the Years Ended
                                    As of December 31,                             December 31,
 Name and Location            ---------------------------------    -----------------------------------------------------
of Apartment Complex          1995   1994 1993  1992   1991          1995      1994      1993       1992     1991
--------------------          ----   ---- ----  ----   ----        --------  --------  --------   -------- --------

Westwood Village               94%   100%  96%  100%   100%          11,294    10,908    10,849     10,826   10,670
 New Haven, CT

Winthrop Beach                 96%    94%  97%   88%    86%           4,007     3,886     3,841      3,472    3,429
 Chicago, IL
--------------------          ----   ---- ----  ----   ----        --------  --------  --------   -------- --------
Totals (3) 18                  98%    98%  96%   97%    97%        $  8,399  $  8,257  $  8,011   $  7,885 $  7,698

                              ====   ==== ====  ====   ====        ========  ========  ========   ======== ========


(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of mortgage loans payable of the Local Partnerships as of December 31, 1995.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

     For additional information regarding the real estate of Local Partnerships in which the Partnership has invested, see Part IV, Schedule III - "Real Estate and Accumulated Depreciation of Local Partnerships in which Capital Realty Investors, Ltd. has Invested."

     There were no contemplated sales of investments in partnerships as of March 8, 1996.


ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partnership interests in Local Partnerships, Capital Realty Investors, Ltd. indirectly holds an interest in the underlying real estate. See Part 1, Item 1 and Schedule III of Part IV, Item 14 for information pertaining to these properties.

                                     PART I
                                     ------


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     Information concerning potential future legal proceedings is contained in
Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of the notes to financial statements in Part IV, Item 14.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a) It is not anticipated that there will be any market for resale of interests in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

     (b) As of March 8, 1996, there were approximately 1,800 registered holders of limited partnership interests in the Partnership.

     (c) No distributions were declared or paid by the Partnership during 1995 or 1994. The Partnership received distributions of $434,022 and $433,794 from Local Partnerships during 1995 and 1994, respectively. Some of the Local Partnerships operate under restrictions imposed by the pertinent governmental agencies that limit the cash return available to the Partnership.

                                     PART II
                                     -------

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                                  For the years ended December 31,
                                              1995           1994            1993          1992          1991
                                          ------------   ------------    ------------  ------------  ------------
Share of income (loss) from
  partnerships                            $    100,806   $   (117,238)   $    (44,674) $   (464,667) $   (232,802)
Interest and other income                      114,423         75,477          54,264        78,336       122,180
Expenses                                      (938,076)    (1,008,892)     (1,040,741)     (983,173)     (971,645)
Extraordinary gain from early
  extinguishment of debt                            --             --              --            --       190,848
                                          ------------   ------------    ------------  ------------  ------------
Net loss                                  $   (722,847)  $ (1,050,653)   $ (1,031,151) $ (1,369,504) $   (891,419)
                                          ============   ============    ============  ============  ============
Loss allocated to Limited
  Partners (97%)                          $   (701,162)  $ (1,019,133)   $ (1,000,216) $ (1,328,419) $   (864,676)
                                          ============   ============    ============  ============  ============
Loss per unit of Limited Partnership
  Interest based on 24,837 units
  outstanding                             $     (28.23)  $     (41.03)   $     (40.27) $     (53.49) $     (34.81)
                                          ============   ============    ============  ============  ============
Cash distribution per unit of Limited
  Partnership Interest based on 24,837
  units outstanding                       $         --   $         --    $         --  $         --  $         --
                                          ============   ============    ============  ============  ============
Total assets                              $  6,209,709   $  6,263,561    $  6,936,156  $  7,260,424  $  7,946,581
                                          ============   ============    ============  ============  ============
Total remaining amounts due on
  investments, including accrued
  interest on purchase money notes
  and capital contributions               $ 14,273,800   $ 13,608,255    $ 13,205,616  $ 12,541,139  $ 11,899,809
                                          ============   ============    ============  ============  ============

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes intended to provide housing to low and moderate income tenants. In conjunction with such government assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

     The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties through the Partnership's investment in local limited partnerships. Only limited annual cash distributions from property operations were projected because of the regulatory restrictions on cash distributions from the properties.

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986 which virtually eliminated many of the incentives for the new construction of or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, the Managing General Partner continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible and potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

     The acquisition of interests in certain Local Partnerships resulted in purchase money note obligations of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature fifteen years from the dates of acquisition of the interests in particular Local Partnerships.

     The Managing General Partner has been working to develop a strategy to sell certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to nonprofit purchasers. The Managing General Partner intends to utilize part or all of the Partnership's net proceeds (after 50% distribution to limited partners) received from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

     The rental property owned by Tanglewood Apartments Associates I (Tanglewood
I) has a mortgage which is federally insured under Section 221(d)(3) of the National Housing Act, as amended. This property may be eligible for sale or refinancing, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of March 8, 1996, members of Congress are recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

program. Substantial doubt exists as to whether Tanglewood I, which filed the notice of intent to participate under the LIHPRHA program on May 23, 1994, will qualify under a redesigned program, or whether the program will continue at all.
 There is no assurance that a sale or supplemental financing of this property will occur.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties by utilizing programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or may include opportunities to refinance the property through supplemental financing. The Managing General Partner continues to monitor these certain state housing agency programs to ascertain whether the properties would qualify within the parameters of these programs and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Many other rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the Department of Housing and Urban Development (HUD) Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     In 1990, CRI, as Managing General Partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by certain of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he cashed out of CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby have breached the asset management agreement pursuant to which

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership is not named as a defendant in this action. Messrs. Dockser and Willoughby have entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby have publicly responded that Mr. Schwartzberg's suit is motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. A hearing in this case is scheduled for April 29, 1996. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 1, 1996 and February 16, 1996, Mr. Schwartzberg sent letters to the Partnership requesting investor lists and other forms of investor information. On February 5, 1996, the Partnership, acting through its managing general partner, CRI, denied Mr. Schwartzberg's request. On February 20, 1996, counsel for the Partnership responded to Mr. Schwartzberg's second request, denying that Mr. Schwartzberg had standing or a proper purpose for requesting the investor lists. In view of Mr. Schwartzberg's solicitation efforts against other CRI-sponsored partnerships, CRI anticipates that litigation may arise from this request.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1995, the Partnership had approximately 1,800 investors who subscribed to a total of 24,837 units of limited partnership interests in the original amount of $24,837,000. The Partnership has made investments in eighteen Local Partnerships. The Partnership's liquidity, with unrestricted cash resources of $1,823,863 as of December 31, 1995, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of December 31, 1995, $189,000 of cash resources are restricted for the purpose of collateralizing a letter of credit until the mortgage loan outstanding on a certain Local Partnership is repaid. As of March 8, 1996, there were no material commitments for capital expenditures. Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995, and has determined that the carrying amounts of its cash and cash equivalents and its restricted cash equivalents approximate fair value.

     During 1995, 1994 and 1993, the Partnership received cash distributions of $434,022, $433,794 and $471,842, respectively, from the Local Partnerships.

     As of December 31, 1995, the Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes of $6,422,800, plus accrued interest of $7,851,000, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

loan; or (3) maturity. The Partnership's purchase money notes mature during 1997 and 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     SFAS 107 requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership has determined that it is not practicable to estimate the fair value of the purchase money notes, either individually or in the aggregate, due to: (1) the lack of an active market for this type of financial instrument, (2) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (3) the excessive costs associated with an independent appraisal of the purchase money notes.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

     In 1994, the receipt of distributions from Local Partnerships, less advances to Local Partnerships, was adequate to support operating cash requirements. Cash and cash equivalents decreased in 1994 from 1993 primarily due to the release of outstanding capital contributions related to New Sharon Woods, as discussed below.

                              Results of Operations
                              ---------------------

     The Partnership's net loss decreased in 1995 from 1994 principally due to an increase in share of income from Local Partnerships primarily as a result of one property's accumulated losses exceeding the Partnership's basis in the related investment in Local Partnership during 1995. The Partnership does not record losses from the Local Partnerships in excess of its investment, as discussed below. Contributing to the decrease in net loss was a decrease in interest expense incurred during 1995, resulting from the release of the outstanding capital contributions of New Sharon Woods during 1994, as discussed below. Also contributing to the decrease in net loss was an increase in interest income as a result of higher cash balances and increased yields on investments.

     The Partnership's net loss increased in 1994 from 1993 primarily due to an increase in the share of loss from Local Partnerships principally due to a

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

retroactive rent adjustment received by one property in 1993 and an increase in operating expenses at one property in 1994. Contributing to the increase in net loss was an increase in interest expense, resulting from interest due on the outstanding capital contributions of New Sharon Woods, as discussed below. Partially offsetting the increase in net loss was a decrease in general and administrative expenses primarily relating to the payment of 1992 expenses in 1993 and a decrease in annual report printing costs. Also partially offsetting the increase in net loss was a decrease in professional fees primarily due to the payment of 1992 expenses in 1993, as well as a decrease in proxy solicitation costs relating to the proxy solicitation submitted to investors during the first quarter of 1993.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the years ended December 31, 1995, 1994 and 1993 did not include losses of $526,346, $862,598 and $1,043,927,
respectively.   The Partnership's net loss recognized from the Local
Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase.
Distributions of $248,578, $256,261 and $236,746, received from nine, eight and eight Local Partnerships, respectively, during 1995, 1994 and 1993, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf I), in conjunction with the Managing General Partner, applied to HUD, holder of the mortgage on the property, for a three-year extension of the previous workout arrangement, which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. This proposal was rejected by HUD in December 1995. As of March 8, 1996, the local general partner is continuing to work directly with the HUD central office to submit a five-year workout proposal. There is no assurance that approval for a workout will be received. If a workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. Frenchman's Wharf I was notified by HUD that HUD had planned to offer its mortgage loan for sale in September of 1995. HUD later notified Frenchman's Wharf I that its loan was not included in the pool of loans sold by HUD in September 1995. As of March 8, 1996, Frenchman's Wharf I has not been notified as to whether HUD will offer the Frenchman's Wharf I loan for sale at a later date. If the mortgage is eventually sold by HUD, a new mortgagee would service the loan and could foreclose on the property.
Currently, debt-service payments are being made from available cash flow. To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both December 31, 1995 and 1994. The last advance was made to Frenchman's Wharf I in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf I's loan workout with HUD. These loans, together with accrued

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

interest of $183,102 as of both December 31, 1995 and 1994, are payable from cash flow of Frenchman's Wharf I after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     In addition, the Local Partnership has entered into an agreement with the Frenchman's Wharf I's purchase money noteholders which, among other things, provides that, in the event of a default under the purchase money notes and related pledge agreement, the noteholders will not exercise any rights or remedies under the purchase money notes and related pledge agreement during the term of any subsequent loan modification or workout agreement, as long as HUD does not commence foreclosure action under the mortgage loan. The purchase money notes were made by the Partnership in connection with its investment in the Local Partnership, and are non-recourse notes secured only by the Partnership's interest in the Local Partnership.

     On March 1, 1993, the Local Partnership for Shallowford Oaks Apartments defaulted on its mortgage loan after the property had experienced continuing operating deficits. The loan was assigned to HUD on October 4, 1993. On January 5, 1994, the local general partner submitted a six-year workout proposal to HUD, to which HUD did not respond. On March 4, 1994, the local general partner submitted a new six-year workout proposal to HUD. In June 1994, at HUD's request, the six-year workout proposal was increased to seven years. HUD withheld approval of the new seven-year proposal until the local general partner reimbursed HUD for the property's prior years' real estate tax bills which were paid by HUD. The local general partner was also required to pay all past due mortgage service charges owed to HUD. In November 1994, the local general partner satisfied the outstanding obligations to HUD and received formal approval of the seven-year workout, effective December 1, 1994. On November 23, 1994, the Partnership advanced $72,195 to the Local Partnership to help repay the Local Partnership's outstanding obligations to HUD. This loan, along with accrued interest of $6,784 and $648 as of December 31, 1995 and 1994, respectively, is payable from cash flow of Shallowford Oaks Apartments after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money notes.
There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     The report of the auditors on the financial statements of Shallowford Oaks Apartments and Frenchman's Wharf I for the years ended December 31, 1995 and 1994 indicated that substantial doubt exists about the ability of the Local Partnerships to continue as going concerns due to the respective property's recurring operating deficits and, in the case of Frenchman's Wharf I, the Local Partnership's default on its mortgage. The uncertainty about the Local Partnerships' continued ownership of the properties does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the respective Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and Shallowford Oaks Apartments not produce sufficient value to satisfy the respective purchase money notes, the Partnership's exposure to loss is limited since the respective amounts of non recourse indebtedness exceeds the respective carrying amounts of the investments in and advances to these Local Partnerships. Thus, even a complete loss of either or both of these investments would not have

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

a material impact on the operations of the Partnership.

     On March 23, 1993, New Sharon Woods Associates achieved HUD final endorsement closing. In connection with the closing, Philadelphia National Bank, the bond trustee, released the Partnership's letters of credit totaling $170,076. On April 19, 1994, the Partnership concluded negotiations with the local general partner and executed the partnership agreement as well as the first and second amendments to the partnership agreement. In accordance with the agreement, on May 2, 1994, the Partnership released the outstanding capital contributions of $185,975, along with accrued interest thereon of $33,700, to the local managing general partner. The remaining accrued interest of $62,332, which is included in interest expense in the accompanying statements of operations, was released in 1994 to establish an operating deficit escrow account for New Sharon Woods Associates.

     During February 1992, an oil leak was detected from an underground tank at Frederick Heights Apartments located in Frederick, Maryland. The total cost of the clean-up was approximately $83,000 and was partially paid from the operations of the property. On February 12, 1993, the Maryland Environmental Protection Agency approved the completed clean-up of the leak. Because the local general partner of Frederick Heights Apartments was not successful in obtaining reimbursement of the costs from its insurance carrier, the Local Partnership received an advance of $50,000 from the Partnership on July 20, 1992 to cover the shortfall in the payment of these costs. In 1993, the Local Partnership repaid $41,865 of the advance. The remaining balance of $8,135 was repaid in April 1994.

     On April 28, 1994, the Partnership extended an offer to purchase, at a discount, the purchase money notes for Frederick Heights Apartments, which mature in 1997, in the aggregate original principal amount of $650,000. This offer was not accepted by the noteholders.

                                    Inflation
                                    ---------

     Inflation allows for increases in rental rates, usually offsetting any higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed rate long-term financing under which the Partnership's real property investments were purchased. Future inflation could allow for appreciated values of the Local Partnerships' properties over an extended period of time as rental revenue and replacement values gradually increase.

     The following table reflects the combined rental revenues of the properties for the five years ended December 31, 1995.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                   For the years ended December 31,
                  1995           1994           1993           1992           1991
               -----------    -----------    -----------    -----------    -----------
Combined Rental
  Revenue      $18,603,454    $18,103,428    $17,412,828    $17,280,736    $17,004,730

Annual Percentage
  Increase               2.8%           4.0%           0.8%           1.6%



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The information required by this item is contained in Part IV.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURE
               -----------------------------------

     None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

(a), (b) and
  (c) The Partnership has no directors, executive officers or significant employees of its own.
(a), (b), (c)
  and (e) The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 59, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment complexes. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

H. William Willoughby, 49, President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Company. He holds a Juris Doctorate degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

Richard J. Palmer, 44, Senior Vice President-Chief Financial Officer. Prior to joining CRI in 1983 as Director of Tax Policy, he was a Tax Manager at Grant Thornton (formerly Alexander Grant & Company). He also served in the Tax and Audit Departments of Peat, Marwick, Main and Company (formerly Peat, Marwick, Mitchell and Company) prior to his seven years at Grant Thornton. He holds a Bachelor of Business Administration degree from the Florida Atlantic University and is also a Certified Public Accountant.















                                      III-1

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Ronald W. Thompson, 49, Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.

Susan R. Campbell, 37, Senior Vice President-CRI Realty Services. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 40, Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctorate from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c) and (d)

     The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is included in Notes 3 and 4 to the financial statements contained in Part IV, Item 14.

     Additionally, the General Partners may receive an annual distribution from the Partnership if there is cash available for distribution, as defined in the Partnership Agreement.








                                      III-2

                                    PART III
                                    --------

ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------

     The General Partners are also entitled to the following payments:

     (1) Annual incentive management fee for managing the affairs and business of the Partnership in an amount not to exceed .25% of invested assets, including the Partnership's allocable share of the mortgages, payable first, in an annual amount equal to $95,208; and second, after distributions to investors in the amount of 1% of the gross proceeds of the offering, the balance of such .25% of invested assets. The annual incentive management fee amounted to $95,208 for each of the years ended December 31, 1995, 1994 and 1993.

     (2) 15% of sale and refinancing proceeds remaining after the limited partners have received a return of all their capital contributions, adjusted as provided in the Partnership Agreement, and the General Partners have received a return of all their capital contributions and the property disposition fees described below. The General Partners may also receive a return of their capital contributions and repayment of any loans made to the Partnership. No sale or refinancing proceeds were paid to the General Partners during the years ended December 31, 1995, 1994 and 1993.

     (3) 1% of the aggregate selling prices including any amounts previously unpaid upon prior sales of apartment complexes, payable after the limited partners have received a return of all their capital contributions, adjusted as provided in the Partnership Agreement. This amount and any other commissions or fees payable upon the sale of apartment complexes shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment complexes. No such amounts were paid to the General Partners during the years ended December 31, 1995, 1994 and 1993.

     (4) In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were paid to the Managing General Partner and/or its affiliates during the years ending December 31, 1995, 1994 and 1993.

     (e)  Termination of employment and changes in control arrangements.

          None.














                                      III-3

                                    PART III
                                    --------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding partnership units at December 31, 1995.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1995, by each director and by all directors and officers as a group of the Partnership's Managing General Partner.


              Name of                 Amount and Nature       % of total
          Beneficial Owner         of Beneficial Ownership   Units issued
          ----------------         -----------------------   ------------

          William B. Dockser                 None                  0%
          H. William Willoughby              None                  0%
          All Directors and Officers
            as a Group (6 persons)           None                  0%


     (c)  Changes in control.

          There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     (a)  Transactions with management and others.

          The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI. Item 11 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference. Note 3 of the notes to financial statements, which contains disclosure of related party transactions, is also incorporated herein by reference.

     (b)  Certain business relationships.

          The Partnership's response to Item 13(a) is incorporated herein by reference. In addition, the Partnership has no business relationship

                                      III-4

                                    PART III
                                    --------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------

          with entities of which the officers and directors of the Managing General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 13(a).

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.













































                                      III-5

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
               FORM 8-K
               --------

     (a) 1.    Financial Statements                                  Page
               --------------------                                  ----

               Report of Independent Certified Public
                 Accountants - Capital Realty Investors, Ltd.        IV-4

               Reports of Independent Certified Public
                 Accountants - Local Partnerships in which
                 Capital Realty Investors, Ltd. has invested         IV-5

               Balance Sheets as of December 31, 1995 and 1994       IV-6

               Statements of Operations for the years
                 ended December 31, 1995, 1994 and 1993              IV-7

               Statements of Changes in Partners'
                 Deficit for the years ended December 31,
                 1995, 1994 and 1993                                 IV-8

               Statements of Cash Flows for the years ended
                 December 31, 1995, 1994 and 1993                    IV-9

               Notes to Financial Statements                         IV-10

     (a) 2.    Financial Statement Schedules
               -----------------------------

               Included in Part IV of this report are the following schedules for the year ended
               December 31, 1995, which are applicable to the Local Partnerships in which Capital Realty
               Investors, Ltd. has invested:

               Report of Independent Certified Public
                 Accountants on Financial Statement Schedule         IV-26

               Schedule III - Real Estate and Accumulated
                 Depreciation                                        IV-27

               The remaining schedules are omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

     (a) 3.    Exhibits  (listed according to the number assigned in the table in Item 601 of Regulation S-K).

               Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
               FORM 8-K - Continued
               --------

               a. Amended Certificate and Limited Partnership Agreement of Capital Realty Investors Limited Partnership. (Incorporated by reference from Exhibit 4 to Registrant's Registration Statement on Form S-11, as amended, dated December 4, 1981.)

               Exhibit No. 10 - Material Contracts.

               a. Management Services Agreement between CRI and Capital Realty Investors Limited Partnership. (Incorporated by reference from Exhibit No. 10(b) to the Registrant's Registration Statement on Form S-11, as amended, dated December 4, 1981.)

               Exhibit No. 27 - Financial Data Schedule.

               Exhibit No. 99 - Additional Exhibits.

               a. Prospectus of the Partnership, dated December 31, 1981. (Incorporated by reference to the Registrant's Registration Statement on Form S-11, as amended, dated December 4, 1981.)

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended December 31, 1995.

     (c)  Exhibits
          --------

          The list of Exhibits required by Item 601 of Regulation S-K is included in Item (a)3., above.

     (d)  Financial Statement Schedules
          -----------------------------

          See (a)2., above.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Capital Realty Investors, Ltd.

                                   By:  C.R.I., Inc.
                                        General Partner



March 26, 1996                     /s/ William B. Dockser
---------------------------        --------------------------------
DATE                               William B. Dockser, Director
                                   Chairman of the Board and
                                     Treasurer and Principal
                                     Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 26, 1996                     /s/ H. William Willoughby
---------------------------        --------------------------------
DATE                               H. William Willoughby
                                   Director, President and
                                     Secretary



March 26, 1996                     /s/ Richard J. Palmer
---------------------------        --------------------------------
DATE                               Richard J. Palmer
                                   Senior Vice President,
                                     Chief Financial Officer,
                                     Principal Financial and
                                     Principal Accounting Officer

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                               PUBLIC ACCOUNTANTS
                               ------------------


To the Partners
Capital Realty Investors, Ltd.

     We have audited the accompanying balance sheets of Capital Realty Investors, Ltd. as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for seventeen of the eighteen Local Partnerships in 1995, 1994 and 1993, which are accounted for as described in Note 1c. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd. (a limited partnership) as of December 31, 1995 and 1994 and the results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.



Vienna, VA                                        Grant Thornton LLP
March 8, 1996

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                         CAPITAL REALTY INVESTORS, LTD.

                                  HAS INVESTED*



* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors, Ltd. has invested were filed in paper format under Form SE on March 26, 1996, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted December 21, 1995.

                                     CAPITAL REALTY INVESTORS, LTD.

                                              BALANCE SHEETS

                                                   ASSETS

                                                                                        December 31,
                                                                                   1995             1994
                                                                                -----------      -----------
Investments in and advances to partnerships                                     $ 3,350,703      $ 3,677,783
Cash and cash equivalents                                                         1,823,863        1,522,120
Restricted cash equivalents                                                         189,000          189,000
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $324,572 and $299,734, respectively                   668,908          693,746
Property purchase costs, net of accumulated amortization of
  $83,991 and $77,645, respectively                                                 169,850          176,196
Other assets                                                                          7,385            4,716
                                                                                -----------      -----------
    Total assets                                                                $ 6,209,709      $ 6,263,561
                                                                                ===========      ===========

                                        LIABILITIES AND PARTNERS' DEFICIT

Due on investments in
  partnerships                                                                  $ 6,422,800      $ 6,422,800
Accrued interest payable                                                          7,851,000        7,185,455
Accounts payable and accrued expenses                                                63,292           59,842
                                                                                -----------      -----------
    Total liabilities                                                            14,337,092       13,668,097
                                                                                -----------      -----------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid in:
    General Partners                                                                 14,000           14,000
    Limited Partners                                                             24,837,000       24,837,000
                                                                                -----------      -----------
                                                                                 24,851,000       24,851,000
  Less:
    Accumulated distributions to partners                                          (512,029)        (512,029)
    Offering costs                                                               (2,689,521)      (2,689,521)
    Accumulated losses                                                          (29,776,833)     (29,053,986)
                                                                                -----------      -----------
    Total partners' deficit                                                      (8,127,383)      (7,404,536)
                                                                                -----------      -----------
    Total liabilities and partners' deficit                                     $ 6,209,709      $ 6,263,561
                                                                                ===========      ===========










                                The accompanying notes are an integral part
                                        of these financial statements.

                                     CAPITAL REALTY INVESTORS, LTD.

                                        STATEMENTS OF OPERATIONS

                                                                           For the years ended December 31,
                                                                         1995            1994            1993
                                                                      -----------     -----------     -----------
Share of income (loss) from partnerships                              $   100,806     $  (117,238)    $   (44,674)
                                                                      -----------     -----------     -----------
Other revenue and expenses:
    Revenue
      Interest and other income                                           114,423          75,477          54,264
                                                                      -----------     -----------     -----------
    Expenses
      Interest                                                            665,545         726,809         664,477
      Management fee                                                       95,208          95,208          95,208
      General and administrative                                           82,193          79,205         121,838
      Professional fees                                                    63,946          76,486         105,314
      Amortization                                                         31,184          31,184          31,185
      Proxy solicitation                                                       --              --          22,719
                                                                      -----------     -----------     -----------
                                                                          938,076       1,008,892       1,040,741
                                                                      -----------     -----------     -----------
        Total other revenue and expenses                                 (823,653)       (933,415)       (986,477)
                                                                      -----------     -----------     -----------

Net loss                                                              $  (722,847)    $(1,050,653)    $(1,031,151)
                                                                      ===========     ===========     ===========
Loss allocated to General Partners (3%)                               $   (21,685)    $   (31,520)    $   (30,935)
                                                                      ===========     ===========     ===========
Loss allocated to Limited Partners (97%)                              $  (701,162)    $(1,019,133)    $(1,000,216)
                                                                      ===========     ===========     ===========
Loss per unit of Limited Partnership Interest based
  on 24,837 units outstanding                                         $    (28.23)    $    (41.03)    $    (40.27)
                                                                      ===========     ===========     ===========






















                              The accompanying notes are an integral part
                                     of these financial statements.

                                      CAPITAL REALTY INVESTORS, LTD.

                                STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                         For the years ended December 31, 1995, 1994 and 1993

                                             General            Limited
                                             Partners           Partners            Total
                                             ---------         -----------       -----------
Partners' deficit, January 1, 1993           $(810,527)        $(4,512,205)      $(5,322,732)

  Net loss                                     (30,935)         (1,000,216)       (1,031,151)
                                             ---------         -----------       -----------

Partners' deficit, December 31, 1993          (841,462)         (5,512,421)       (6,353,883)

  Net loss                                     (31,520)         (1,019,133)       (1,050,653)
                                             ---------         -----------       -----------

Partners' deficit, December 31, 1994          (872,982)         (6,531,554)       (7,404,536)

  Net loss                                     (21,685)           (701,162)         (722,847)
                                             ---------         -----------       -----------

Partners' deficit, December 31, 1995         $(894,667)        $(7,232,716)      $(8,127,383)
                                             =========         ===========       ===========































                               The accompanying notes are an integral part
                                       of these financial statements.

                                      CAPITAL REALTY INVESTORS, LTD.

                                         STATEMENTS OF CASH FLOWS

                                                                    For the years ended December 31,
                                                                  1995            1994             1993
                                                               -----------     -----------      -----------
Cash flows from operating activities:
  Net loss                                                     $  (722,847)    $(1,050,653)     $(1,031,151)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Share of (income) loss from partnerships                      (100,806)        117,238           44,674
    Increase in accrued interest receivable
      on advances to partnerships                                   (6,136)           (648)              --
    Payment of purchase money note interest                             --         (42,163)              --
    Payment of interest due on investments in partnerships              --         (96,032)              --
    Amortization of deferred costs                                  31,184          31,184           31,185
    Changes in assets and liabilities:
      (Increase) decrease in other assets                           (2,669)          3,279            7,863
      Increase in accrued interest payable                         665,545         726,809          664,477
      Increase (decrease) in accounts payable                        3,450         (24,581)          42,406
                                                               -----------     -----------      -----------
        Net cash used in operating activities                     (132,279)       (335,567)        (240,546)
                                                               -----------     -----------      -----------
Cash flows from investing activities:
  Receipt of distributions from partnerships                       434,022         433,794          471,842
  Release of restricted cash equivalents                                --              --          170,076
  Repayment of advances to partnerships                                 --           8,135           41,865
  Advances to partnerships                                              --         (72,195)              --
                                                               -----------     -----------      -----------
        Net cash provided by investing activities                  434,022         369,734          683,783
                                                               -----------     -----------      -----------
Cash flows from financing activities:
  Decrease in amount due on investments in partnerships                 --        (185,975)              --
                                                               -----------     -----------      -----------
Net increase (decrease) in cash and cash equivalents               301,743        (151,808)         443,237

Cash and cash equivalents, beginning of year                     1,522,120       1,673,928        1,230,691
                                                               -----------     -----------      -----------
Cash and cash equivalents, end of year                         $ 1,823,863     $ 1,522,120      $ 1,673,928
                                                               ===========     ===========      ===========
















                               The accompanying notes are an integral part
                                      of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors, Ltd. (the Partnership) was formed under the District of Columbia Limited Partnership Act on June 1, 1981 and shall continue until December 31, 2030 unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted or conventionally financed apartment complexes located throughout the United States, which provide housing principally to the elderly or to individuals and families of low or moderate income.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), the Managing General Partner, current and former shareholders of CRI and Rockville Pike Associates, Ltd., a Maryland limited partnership which includes the shareholders of CRI and certain officers and former employees of CRI.

          The Partnership sold 24,837 units at $1,000 per unit of Limited Partnership Interest through a public offering. The offering period was terminated on December 31, 1982.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1995 and 1994, the Partnership's share of cumulative losses of eleven of the Local Partnerships exceeds the amount of the Partnership's investment in and advances to those Local Partnerships by $7,060,300 and $7,029,690, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. As of December 31, 1995 and 1994, cumulative cash distributions of $2,052,712 and $1,804,134, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

          Costs incurred in connection with acquiring these investments have been deferred and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     d.   Fair value of financial instruments
          -----------------------------------

          Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995.

     e.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits, repurchase agreements, commercial paper and certificates of deposit with original maturities of three months or less. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value.

     f.   Restricted cash equivalents
          ---------------------------

          Restricted cash equivalents consist of a certificate of deposit with a bank to collateralize a letter of credit of $189,000. The Partnership issued the letter of credit to satisfy the requirements of its investment in Baltic Plaza. The letter of credit serves as supplemental collateral to the Local Partnership mortgage loan and it is required to remain outstanding until the mortgage loan is repaid. As of December 31, 1995, no amounts have been drawn under the letter of credit. The Partnership has determined that the carrying amount of its restricted cash equivalents approximates fair value.

     g.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partnership interests. Such costs were recorded as a reduction of partners' capital when incurred.

     h.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision (credit) has been made for income taxes in these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     i.   Use of estimates
          ----------------

          In preparing financial statements in conformity with generally accepted accounting principles, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of December 31, 1995 and 1994, the Partnership had acquired limited partnership interests in eighteen Local Partnerships, which were organized to develop, construct, own, maintain and operate apartment complexes which provide housing principally to the elderly and to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships as of December 31, 1995 and 1994 are as follows:

                                        1995           1994
                                     ----------     ----------
     Purchase money notes due:
       1997                          $1,350,000     $1,350,000
       1998                           5,072,800      5,072,800
                                     ----------     ----------
                                     $6,422,800     $6,422,800
                                     ==========     ==========

          Outstanding capital contributions of $185,975 were released in May 1994 in accordance with the amended partnership agreement.

          The Partnership's purchase money notes relate to four Local Partnerships and have stated interest rates ranging from 6% to 12%. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or
     (3) maturity. The Partnership's purchase money notes mature during 1997 and 1998. The purchase money notes are generally secured by the
     Partnership's interest in the respective Local Partnerships.    There is no
     assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 1995, 1994 and 1993 was $665,545, $664,477 and
     $664,477, respectively. The accrued interest on the purchase money notes of $7,851,000 and $7,185,455, as of December 31, 1995 and 1994,
     respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements. In May 1994, accrued interest of $33,700 on previously outstanding capital contributions was released in accordance with the amended partnership agreement.

          SFAS 107 requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership has determined that it is not practicable to estimate the fair value of the purchase money notes, either individually or in the aggregate, due to: (1) the lack of an active market for this type of financial instrument, (2) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (3) the excessive costs associated with an independent appraisal of the purchase money notes.

     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------

          The Partnership has a 74.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership. The Partnership received cash distributions from the rental operations of the Local Partnerships totaling $434,022, $433,794 and $471,842 during the years ended December 31, 1995, 1994 and 1993, respectively. As of December 31, 1995, eleven of the Local Partnerships had surplus cash, as defined by their respective agencies, in the amount of $1,489,287, which is available for distribution in accordance with their respective agencies' regulations.

          The cash distributions to the Partnership from the operations of the rental properties may be limited by Department of Housing and Urban Development (HUD) regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

          Upon sale, refinancing or liquidation of each Local Partnership, the proceeds from the sale, refinancing or liquidation shall be distributed in accordance with the respective provisions of each Local Partnership's partnership agreement. In accordance with such provisions, the Partnership would receive from such proceeds its respective percentage interest of any remaining proceeds, after payment of (1) all debts and liabilities of the Local Partnership and certain other items, (2) the Partnership's capital

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     contributions plus certain specified amounts as outlined in each partnership agreement, and (3) certain special distributions to general partners and related entities of the Local Partnership.

     c.   Property matters
          ----------------

          The following table reflects the amounts of advances, and accrued interest thereon, made to the Local Partnerships as of December 31, 1995 and 1994.

                                                    December 31,
                                                1995           1994
                                             -----------    -----------
Local Partnership
-----------------
Frenchman's Wharf I:
  Principal amount of funds advanced         $   305,398    $   305,398

  Accrued interest on advances                   183,102        183,102

Shallowford Oaks Apts:
  Principal amount of funds advanced              72,195         72,195

  Accrued interest on advances                     6,784            648
                                             -----------    -----------
                                             $   567,479    $   561,343
                                             ===========    ===========

               The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf I), in conjunction with the Managing General Partner, applied to HUD, holder of the mortgage on the property, for a three-year extension of the previous workout arrangement, which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. This proposal was rejected by HUD in December 1995. As of March 8, 1996, the local general partner is continuing to work directly with the HUD central office to submit a five-year workout proposal. There is no assurance that approval for a workout will be received. If a workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. Frenchman's Wharf I was notified by HUD that HUD had planned to offer its mortgage loan for sale in September of 1995. HUD later notified Frenchman's Wharf I that its loan was not included in the pool of loans sold by HUD in September 1995. As of March 8, 1996, Frenchman's Wharf I has not been notified as to whether HUD will offer the Frenchman's Wharf I loan for sale at a later date. If the mortgage is eventually sold by HUD, a new mortgagee would service the loan

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     and could foreclose on the property. Currently, debt-service payments are being made from available cash flow. To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both December 31, 1995 and 1994. The last advance was made to Frenchman's Wharf I in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf I's loan workout with HUD. These loans, together with accrued interest of $183,102 as of both December 31, 1995 and 1994, are payable from cash flow of Frenchman's Wharf I after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

          In addition, the Local Partnership has entered into an agreement with the Frenchman's Wharf I's purchase money noteholders which, among other things, provides that, in the event of a default under the purchase money notes and related pledge agreement, the noteholders will not exercise any rights or remedies under the purchase money notes and related pledge agreement during the term of any subsequent loan modification or workout agreement, as long as HUD does not commence foreclosure action under the mortgage loan. The purchase money notes were made by the Partnership in connection with its investment in the Local Partnership, and are nonrecourse notes secured only by the Partnership's interest in the Local Partnership.

          On March 1, 1993, the Local Partnership for Shallowford Oaks Apartments defaulted on its mortgage loan after the property had experienced continuing operating deficits. The loan was assigned to HUD on October 4, 1993. On January 5, 1994, the local general partner submitted a six-year workout proposal to HUD, to which HUD did not respond. On March 4, 1994, the local general partner submitted a new six-year workout proposal to HUD. In June 1994, at HUD's request, the six-year workout proposal was increased to seven years. HUD withheld approval of the new seven-year proposal until the local general partner reimbursed HUD for the property's prior years' real estate tax bills which were paid by HUD. The local general partner was also required to pay all past due mortgage service charges owed to HUD. In November 1994, the local general partner satisfied the outstanding obligations to HUD and received formal approval of the seven-year workout, effective December 1, 1994. On November 23, 1994, the Partnership advanced $72,195 to the Local Partnership to help repay the Local Partnership's outstanding obligations to HUD. This loan, along with accrued interest of $6,784 and $648 as of December 31, 1995 and 1994, respectively, is payable from cash flow of Shallowford Oaks Apartments after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money notes. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

          The report of the auditors on the financial statements of Shallowford Oaks Apartments and Frenchman's Wharf I for the years ended December 31, 1995 and 1994 indicated that substantial doubt exists about the ability of the Local Partnerships to continue as going concerns due to the respective property's recurring operating deficits and, in the case of Frenchman's Wharf I, the Local Partnership's default on its mortgage. The uncertainty

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     about the Local Partnerships' continued ownership of the properties does not impact the Partnership's financial condition because the related purchase money notes are non-recourse and secured solely by the Partnership's interest in the respective Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and Shallowford Oaks Apartments not produce sufficient value to satisfy the respective purchase money notes, the Partnership's exposure to loss is limited since the respective amounts of non-recourse indebtedness exceeds the respective carrying amounts of the investments in and advances to these Local Partnerships. Thus, even a complete loss of either or both of these investments would not have a material impact on the operations of the Partnership.

          On March 23, 1993, New Sharon Woods Associates achieved HUD final endorsement closing. In connection with the closing, Philadelphia National Bank, the bond trustee, released the Partnership's letters of credit totaling $170,076. On April 19, 1994, the Partnership concluded negotiations with the local general partner and executed the partnership agreement as well as the first and second amendments to the partnership agreement. In accordance with the agreement, on May 2, 1994, the Partnership released the outstanding capital contributions of $185,975, along with accrued interest thereon of $33,700, to the local managing general partner.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The remaining accrued interest of $62,332, which is included in interest expense in the accompanying statements of operations, was released in 1994 to establish an operating deficit escrow account for New Sharon Woods Associates.

          During February 1992, an oil leak was detected from an underground tank at Frederick Heights Apartments located in Frederick, Maryland. The total cost of the clean-up was approximately $83,000 and was partially paid from the operations of the property. On February 12, 1993, the Maryland Environmental Protection Agency approved the completed clean-up of the leak. Because the local general partner of Frederick Heights Apartments was not successful in obtaining reimbursement of the costs from its insurance carrier, the Local Partnership received an advance of $50,000 from the Partnership on July 20, 1992 to cover the shortfall in the payment of these costs. In 1993, the Local Partnership repaid $41,865 of the advance. The remaining balance of $8,135 was repaid in April 1994.

          On April 28, 1994, the Partnership extended an offer to purchase, at a discount, the purchase money notes for Frederick Heights Apartments, which mature in 1997, in the aggregate original principal amount of $650,000. This offer was not accepted by the noteholders.

          The rental property owned by Tanglewood Apartments Associates I (Tanglewood I) has a mortgage which is federally insured under Section 221(d)(3) of the National Housing Act, as amended. This property may be eligible for sale or refinancing, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of March 8, 1996, members of Congress are recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the program. Substantial doubt exists as to whether Tanglewood I, which filed the notice of intent to participate under the LIHPRHA program on May 23, 1994, will qualify under a redesigned program, or whether the program will continue at all. There is no assurance that a sale or supplemental financing of this property will occur.

          Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties by utilizing programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or may include opportunities to refinance the property through supplemental financing. The Managing General Partner continues to monitor these certain state housing agency programs to ascertain whether the properties would qualify within the parameters of these programs and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

          Many other rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

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

     d.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993 is as follows:

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                  COMBINED BALANCE SHEETS

                                                                           December 31,
                                                                       1995              1994*
                                                                   ------------      ------------
Rental property, at cost, net of accumulated depreciation
  of $44,203,590 and $40,981,892                                   $ 51,922,086      $ 54,331,908

  Land                                                                8,354,484         8,354,484
  Other assets                                                       13,377,120        12,045,511
                                                                   ------------      ------------
     Total assets                                                  $ 73,653,690      $ 74,731,903
                                                                   ============      ============

Mortgage notes payable                                             $ 74,456,588      $ 75,371,578
Other liabilities                                                     7,638,224         7,255,591
                                                                   ------------      ------------
     Total liabilities                                               82,094,812        82,627,169

Partners' deficit                                                    (8,441,122)       (7,895,266)
                                                                   ------------      ------------
     Total liabilities and partners' deficit                       $ 73,653,690      $ 74,731,903
                                                                   ============      ============


* Certain amounts in the above 1994 summarized financial information have been reclassified to conform to 1995 presentation.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                       COMBINED STATEMENTS OF OPERATIONS

                                               For the years ended December 31,
                                             1995               1994              1993
                                         ------------       ------------      ------------
Revenue:
  Rental                                 $ 18,603,454       $ 18,103,428      $ 17,412,828
  Interest                                    501,649            389,062           391,576
  Other                                       583,178            526,649           431,504
                                         ------------       ------------      ------------
    Total revenue                          19,688,281         19,019,139        18,235,908
                                         ------------       ------------      ------------
Expenses:
  Operating                                 9,656,615          9,846,610         9,064,143
  Interest                                  6,799,235          7,022,133         7,087,227
  Depreciation                              3,369,059          3,382,048         3,274,774
  Amortization                                 35,436             28,665            37,694
                                         ------------       ------------      ------------
    Total expenses                         19,860,345         20,279,456        19,463,838
                                         ------------       ------------      ------------
Net loss                                 $   (172,064)      $ (1,260,317)     $ (1,227,930)
                                         ============       ============      ============

          The above rental property and partners' capital (deficit) amounts include $1,700,000 of the Partnership's purchase money notes payable which were issued to partners of the Local Partnerships and $4,123,844 of purchase price paid by the Partnership which had not been recorded in the rental property basis by the Local Partnerships. Accordingly, depreciation expense as reflected above includes $177,980 for the years ended December 31, 1995, 1994 and 1993, to recognize the Partnership's increased depreciable basis for the Local Partnerships' rental properties.

     e.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
            net loss to income tax loss
            ---------------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (1) certain revenue and the related assets are recorded when received rather than when earned; (2) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (3) a shorter life is used to compute depreciation of the property for tax purposes as permitted by Internal Revenue Service (IRS) Regulations. These returns are subject to audit and, therefore, possible adjustment by the IRS.

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to the income tax loss for the years ended December 31, 1995, 1994 and 1993 is as follows:

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                                      For the years ended December 31,
                                                                    1995              1994           1993
                                                                ------------      ------------   ------------
Financial statement net loss                                    $   (172,064)     $ (1,260,317)  $ (1,227,930)

Adjustments:

  Additional tax depreciation using accelerated methods,
    net of depreciation on construction period expenses
    capitalized for financial statement purposes                    (888,691)       (1,168,016)    (1,315,782)

  Amortization for financial statement purposes not
    deducted for income tax purposes                                  46,717            47,469         45,655

  Miscellaneous, net                                                  72,037          (139,666)       (34,300)
                                                                ------------      ------------   ------------
Income tax loss                                                 $   (942,001)     $ (2,520,530)  $ (2,532,357)
                                                                ============      ============   ============


3.   RELATED-PARTY TRANSACTIONS

     In accordance with the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the interests in the Local Partnerships. The fee amounted to $993,480 which is equal to 4% of the Limited Partners' capital contributions to the Partnership. The acquisition fee was capitalized and is being amortized over a forty-year period using the straight-line method.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. For the years ended December 31, 1995, 1994 and 1993, the Partnership paid $58,095, $69,620 and $63,032, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     The amount of the Management Fee shall be equal to .25% of invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:

     a. First, on a monthly basis as an operating expense before any distributions to limited partners in an annual amount equal to $95,208; and

     b. Second, after distributions to the limited partners in the amount of 1% of the gross proceeds of the offering, the balance of such .25% of invested assets.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


3.   RELATED-PARTY TRANSACTIONS - Continued

     For each of the years ended December 31, 1995, 1994 and 1993, the Part-nership paid the Managing General Partner a Management Fee of $95,208.

     From August 1990 through January 1994, CRICO Management Corporation (CRICO), an affiliate of the Managing General Partner, provided consulting, accounting and other services to Frederick Heights Apartments. Fees paid or accrued to CRICO for these services amounted to $4,733 for the month ended January 31, 1994. Fees paid or accrued were $60,723 for the year ended December 31, 1993. On February 1, 1994, CRICO contributed its property management and/or consulting contracts and personnel to CAPREIT Residential Corporation (CAPREIT). CAPREIT was formed by CRI but is not currently owned or controlled by CRI and/or its affiliates. On April 12, 1995, HUD approved CAPREIT as the new management agent.

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

     All profits and losses are allocated 97% to the limited partners and 3% to the General Partners. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the projects or their rental properties which are not reinvested shall be distributed and applied as follows:

       (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliate; such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
      (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
     (iii) to the limited partners in the amount of their capital contributions without deduction for prior cash distributions other than prior distributions of proceeds from any sale or refinancing;
      (iv) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
       (v) to the General Partners in the amount of their capital contributions;
      (vi) thereafter, for their services to the Partnership, in equal shares to certain general partners (or their designees), whether or not any is then a general partner, an aggregate fee of 1% of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such 1% fee was not paid to the General Partners or their designees and,
     (vii) the remainder, 15% to the General Partners (or their assignees) and 85% to the limited partners (or their assignees).

     Fees payable to certain general partners (or their designees) under (vi) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment complexes, shall not in

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment complexes.

     In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such amounts were paid to the Managing General Partner and/or its affiliates during 1995, 1994 and 1993.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the limited partners and 3% to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. As defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had cash available for distribution of approximately $298,000, $219,000 and $188,000 for the years ended December 31, 1995, 1994 and
1993, respectively. At December 31, 1995, eleven of the Local Partnerships had surplus cash, as defined by their respective agencies, in the amount of $1,489,287, which is available for distribution to the Partnership in accordance with the respective agencies regulations. No distributions were declared or paid during 1995, 1994 and 1993 because any cash available for distribution is currently being retained by the Partnership, as previously discussed.

5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
       LOSS TO INCOME TAX LOSS

     For federal income tax purposes, the Partnership reports on a basis whereby: (1) certain expenses are amortized rather than expensed when incurred;
(2) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (3) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2e), including losses in excess of related investments amounts. These returns are subject to audit and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net loss to the income tax loss for the years ended December 31, 1995, 1994 and 1993 is as follows:

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
       LOSS TO INCOME TAX LOSS - Continued


                                                                       For the years ended December 31,
                                                                1995                1994                1993
                                                            ------------        ------------        ------------
Financial statement net loss                                $   (722,847)       $ (1,050,653)       $ (1,031,151)

Adjustments:

  Differences between the income tax losses and
    financial statement losses related to the
    Partnership's equity in the Local Partnerships'
    losses                                                      (782,540)         (2,122,159)         (1,648,930)

  Costs amortized over a shorter period for income
    tax purposes                                                 (58,300)            (58,300)            (59,182)
                                                            ------------        ------------        ------------
Income tax loss                                             $ (1,563,687)       $ (3,231,112)       $ (2,739,263)
                                                            ============        ============        ============


6.   CONTINGENCIES

     In 1990, CRI, as Managing General Partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by certain of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he cashed out of CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby have breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership is not named as a defendant in this action. Messrs. Dockser and Willoughby have entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby have publicly responded that Mr. Schwartzberg's suit is motivated by his budget

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

6.   CONTINGENCIES - Continued

dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. A hearing in this case is scheduled for April 29, 1996. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 1, 1996 and February 16, 1996, Mr. Schwartzberg sent letters to the Partnership requesting investor lists and other forms of investor information. On February 5, 1996, the Partnership, acting through its managing general partner, CRI, denied Mr. Schwartzberg's request. On February 20, 1996, counsel for the Partnership responded to Mr. Schwartzberg's second request, denying that Mr. Schwartzberg had standing or a proper purpose for requesting the investor lists. In view of Mr. Schwartzberg's solicitation efforts against other CRI-sponsored partnerships, CRI anticipates that litigation may arise from this request.

                          FINANCIAL STATEMENT SCHEDULES

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
              -----------------------------------------------------
                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------


To the Partners
Capital Realty Investors, Ltd.


     In connection with our audit of the financial statements of Capital Realty Investors, Ltd. referred to in our report dated March 8, 1996, which is included in this Form 10-K, we have also audited Schedule III as of December 31, 1995, 1994 and 1993. We did not audit the financial statements for seventeen of the eighteen Local Partnerships in 1995, 1994 and 1993, which are accounted for as described in Note 1c. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                                             Grant Thornton LLP

Vienna, VA
March 8, 1996

                           CAPITAL REALTY INVESTORS, LTD.
                               (a limited partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
      LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS INVESTED
                                 December 31, 1995


       COL. A             COL. B                   COL. C                               COL. D
--------------------     -------      -------------------------------      -------------------------------
                                                  Initial                        Costs Capitalized
                                               Cost to Local                         Subsequent
                                                Partnership                        to Acquisition
                                      -------------------------------      -------------------------------
                                                          Building
    Description          Encum-                             and                                  Carrying
Operating Properties     brances         Land           Improvements       Improvements          Costs (B)
--------------------     -------      -----------       ------------       ------------         -----------
Baltic Plaza                (A)       $   556,500       $         --       $  8,850,043         $ 1,386,885
 Atlantic City, NJ
 (169 units-elderly
 apartment complex)

Capitol Commons             (A)           337,000            925,000          7,416,901             504,635
 Lansing, MI
 (200 units-elderly
 apartment complex)

Court Place                 (A)           519,821                 --          7,291,124             254,477
  Pekin, IL
  (110 units-elderly;
  50 units-family
  apartment complex)

Frederick Heights           (A)           319,785          2,035,217          4,036,588                  --
  Frederick, MD
  (156 units-family
  apartment complex)

Frenchman's Wharf I         (A)         2,196,412         10,693,539            383,657                  --
 New Orleans, LA
 (320 units-family
 apartment complex)

Linden Place                (A)           731,109                --           9,883,736             389,892
 Arlington Heights, IL
 (110 units-elderly;
 80 units-family
 apartment complex)

Park Glen                   (A)           293,524                 --          5,762,171             270,485
 Taylorville, IL
 (125 units-elderly
 apartment complex)


                         CAPITAL REALTY INVESTORS, LTD.
                            (a limited partnership)

        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS, LTD.
                            HAS INVESTED - Continued

                               December 31, 1995


       COL. A             COL. B                   COL. C                               COL. D
--------------------     -------      -------------------------------      -------------------------------
                                                  Initial                        Costs Capitalized
                                               Cost to Local                         Subsequent
                                                Partnership                        to Acquisition
                                      -------------------------------      -------------------------------
                                                          Building
    Description          Encum-                             and                                  Carrying
Operating Properties     brances         Land           Improvements       Improvements          Costs (B)
--------------------     -------      -----------       ------------       ------------         -----------
Shallowford Oaks Apts       (A)           920,396          6,848,692            640,392                  --
 Chamblee, GA                         -----------       ------------       ------------         -----------
 (204 units-family
 apartment complex)

 Sub-total                            $ 5,874,547       $ 20,502,448       $ 44,264,612         $ 2,806,374
                                      -----------       ------------       ------------         -----------
Aggregate of
  remaining
  properties which
  are individually
  less than 5% of the
  total in Column E                     1,783,054          8,007,232         20,322,551             919,342
                                      -----------       ------------       ------------         -----------
     Total                            $ 7,657,601       $ 28,509,680       $ 64,587,163         $ 3,725,716
                                      ===========       ============       ============         ===========


                        CAPITAL REALTY INVESTORS, LTD.
                           (a limited partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
                          LOCAL PARTNERSHIPS IN WHICH
              CAPITAL REALTY INVESTORS, LTD. HAS INVESTED - Continued

                                December 31, 1995

       COL. A                              COL. E                             COL. F       COL. G     COL. H          COL. I
--------------------     -------------------------------------------       ------------    -------    -------    --------------
                                    Gross amount at which                                                           Life upon
                                 carried at close of period                                                         which dep-
                         -------------------------------------------                        Date                   reciation in
                                          Building                          Accumulated      of                   latest income
    Description                             and                            depreciation    Const-       Date       statement is
Operating Properties        Land        Improvements   Total (C) (D)           (D)         ruction    Acquired    computed (years)
--------------------     -----------    ------------   -------------       ------------    -------    --------   ----------------
Baltic Plaza             $   673,807    $ 10,119,621   $  10,793,428       $ (3,209,006)     2/83       6/81           5-40
 Atlantic City, NJ
 (169 units-elderly
 apartment complex)

Capitol Commons              346,103       8,837,433       9,183,536         (4,254,478)     6/82       8/81           5-30
 Lansing, MI
 (200 units-elderly
 apartment complex)

Court Place                  519,821       7,545,601       8,065,422         (3,182,083)     3/83      10/81           5-40
  Pekin, IL
  (110 units-elderly;
  50 units-family
  apartment complex)

Frederick Heights            319,785       6,071,805       6,391,590         (2,645,407)     2/79      10/81           5-40
  Frederick, MD
  (156 units-family
  apartment complex)

Frenchman's Wharf I        2,196,412      11,077,196      13,273,608         (5,668,972)     8/78       9/82           5-30
 New Orleans, LA
 (320 units-family
 apartment complex)

Linden Place                 772,635      10,232,102      11,004,737         (4,483,379)     9/82       3/82           5-30
 Arlington Heights, IL
 (110 units-elderly;
 80 units-family
 apartment complex)

Park Glen                    293,524       6,032,656       6,326,180         (2,488,523)     9/83       8/82           5-30
 Taylorville, IL
 (125 units-elderly
 apartment complex)


                      CAPITAL REALTY INVESTORS, LTD.
                         (a limited partnership)

          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
                        LOCAL PARTNERSHIPS IN WHICH
            CAPITAL REALTY INVESTORS, LTD. HAS INVESTED - Continued

                              December 31, 1995

       COL. A                              COL. E                             COL. F       COL. G     COL. H          COL. I
--------------------     -------------------------------------------       ------------    -------    -------    --------------
                                    Gross amount at which                                                           Life upon
                                 carried at close of period                                                         which dep-
                         -------------------------------------------                        Date                   reciation in
                                          Building                          Accumulated      of                   latest income
    Description                             and                            depreciation    Const-       Date       statement is
Operating Properties        Land        Improvements   Total (C) (D)           (D)         ruction    Acquired    computed (years)
--------------------     -----------    ------------   -------------       ------------    -------    --------   ----------------
Shallowford Oaks Apts        920,396       7,489,084       8,409,480         (4,223,922)     7/81       1/82           5-25
 Chamblee, GA            -----------    ------------   -------------       ------------
 (204 units-family
 apartment complex)

 Sub-total               $ 6,042,483    $ 67,405,498   $  73,447,981       $(30,155,770)
                         -----------    ------------   -------------       ------------
Aggregate of
  remaining
  properties which
  are individually
  less than 5% of the
  total in Column E        2,312,001      28,720,178      31,032,179        (14,047,820)
                         -----------    ------------   -------------       ------------
       Total             $ 8,354,484    $ 96,125,676   $ 104,480,160       $(44,203,590)
                         ===========    ============   =============       ============


                         CAPITAL REALTY INVESTORS, LTD.
                             (a limited partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         OF LOCAL PARTNERSHIPS IN WHICH
                   CAPITAL REALTY INVESTORS, LTD. HAS INVESTED

                                December 31, 1995


(A)  Secured by mortgage loans.

(B) Consists of capitalized construction period interest and real estate taxes during construction.

(C) The aggregate cost of land for federal income tax purposes is $8,035,463 and the aggregate costs of buildings and improvements for federal income tax purposes is $94,902,093. The total of the above-mentioned items is $102,937,556.

(D)  Reconciliation of real estate
     -----------------------------

                                                                   For the years ended December 31,
                                                                 1995             1994            1993
                                                             ------------     ------------    ------------
Balance at beginning of period                               $103,668,284     $102,672,550    $102,178,396

Improvements during period:                                       959,888          995,734         861,331

Deletions during period                                          (148,012)              --        (367,177)
                                                             ------------     ------------    ------------
Balance at end of period                                     $104,480,160     $103,668,284    $102,672,550
                                                             ============     ============    ============


     Reconciliation of accumulated depreciation
     ------------------------------------------


                                                                   For the years ended December 31,
                                                                 1995             1994            1993
                                                             ------------     ------------    ------------
Balance at beginning of period                               $ 40,981,892     $ 37,599,844    $ 34,692,247

Depreciation expense for the period, net of deletions           3,221,698        3,382,048       2,907,597
                                                             ------------     ------------    ------------
Balance at end of period                                     $ 44,203,590     $ 40,981,892    $ 37,599,844
                                                             ============     ============    ============


                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically