Form 10-Q
period 1996-03-31
CAPITAL REALTY INVESTORS LTD
filed 1996-04-22
CIK 354521

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    March 31, 1996
                         --------------


Commission file number      0-11149
                         -------------


                         CAPITAL REALTY INVESTORS, LTD.
- --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          District of Columbia                          52-1219926
- -----------------------------------------         --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
- -----------------------------------------         --------------------
(Address of principal executive offices)                (Zip Code)



                                 (301) 468-9200
- -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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



             Class                         Outstanding at March 31, 1996
- ----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                         CAPITAL REALTY INVESTORS, LTD.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                                               Page
                                                               ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - March 31, 1996 and
            December 31, 1995 . . . . . . . . . . . . . . .      1

          Statements of Operations - for the three
            months ended March 31, 1996 and 1995  . . . . .      2

          Statements of Cash Flows - for the three
            months ended March 31, 1996 and 1995  . . . . .      3

          Notes to Financial Statements . . . . . . . . . .      4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . .      10

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .      15

Signature   . . . . . . . . . . . . . . . . . . . . . . . .      16

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .      17

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS


                                                   March 31,       December 31,
                                                     1996              1995
                                                 -------------     ------------
                                                  (Unaudited)
Investments in and advances to partnerships      $   3,523,518     $  3,350,703
Cash and cash equivalents                            1,961,524        1,823,863
Restricted cash equivalents                                 --          189,000
Acquisition fees, principally paid to related
  parties, net of accumulated amortization of
  $330,782 and $324,572, respectively                  662,698          668,908
Property purchase costs, net of accumulated
  amortization of $85,577 and $83,991,
  respectively                                         168,264          169,850
Other assets                                             5,488            7,385
                                                 -------------     ------------
      Total assets                               $   6,321,492     $  6,209,709
                                                 =============     ============

                        LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships               $   6,422,800     $  6,422,800
Accrued interest payable                             8,017,119        7,851,000
Accounts payable and accrued expenses                   46,011           63,292
                                                 -------------     ------------
      Total liabilities                             14,485,930       14,337,092
                                                 -------------     ------------
Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                    14,000           14,000
    Limited Partners                                24,837,000       24,837,000
                                                 -------------     ------------
                                                    24,851,000       24,851,000
  Less:
    Accumulated distributions to partners             (512,029)        (512,029)
    Offering costs                                  (2,689,521)      (2,689,521)
    Accumulated losses                             (29,813,888)     (29,776,833)
                                                 -------------     ------------
      Total partners' deficit                       (8,164,438)      (8,127,383)
                                                 -------------     ------------
      Total liabilities and partners' deficit    $   6,321,492     $  6,209,709
                                                 =============     ============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                   For the three months ended
                                                            March 31,
                                                 ------------------------------
                                                     1996              1995
                                                 ------------      ------------
Share of income (loss) from partnerships         $    171,281      $     (9,856)
                                                 ------------      ------------
Other revenue and expenses:
 Revenue:
    Interest income                                    28,447            25,247
                                                 ------------      ------------
 Expenses:
    Interest                                          166,119           166,119
    Management fee                                     23,802            23,802
    General and administrative                         21,467            26,312
    Professional fees                                  17,599            16,732
    Amortization                                        7,796             7,796
                                                 ------------      ------------
                                                      236,783           240,761
                                                 ------------      ------------
       Total other revenue and expenses              (208,336)         (215,514)
                                                 ------------      ------------

Net loss                                              (37,055)         (225,370)

Accumulated losses, beginning of period           (29,776,833)      (29,053,986)
                                                 ------------      ------------
Accumulated losses, end of period                $(29,813,888)     $(29,279,356)
                                                 ============      ============
Loss allocated to General Partners (3%)          $     (1,112)     $     (6,761)
                                                 ============      ============
Loss allocated to Limited Partners (97%)         $    (35,943)     $   (218,609)
                                                 ============      ============
Loss per unit of Limited Partnership Interest
  based on 24,837 units outstanding              $      (1.45)     $      (8.80)
                                                 ============      ============










                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                    For the three months ended
                                                             March 31,
                                                 ------------------------------
                                                     1996              1995
                                                 ------------      ------------
Cash flows from operating activities:
  Net loss                                       $    (37,055)     $   (225,370)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Share of (income) loss from partnerships         (171,281)            9,856
    Amortization of deferred costs                      7,796             7,796
    Increase in accrued interest receivable on
      advances to partnerships                         (1,534)           (1,534)
    Changes in assets and liabilities:
      Decrease in other assets                          1,897               315
      Increase in accrued interest payable            166,119           166,119
      Decrease in accounts payable and accrued
      expenses                                        (17,281)          (10,225)
                                                 ------------      ------------
         Net cash used in operating activities        (51,339)          (53,043)
                                                 ------------      ------------
Cash flows from investing activities:
  Release of restricted cash equivalents              189,000                --
  Receipt of distributions from partnerships               --            52,525
                                                 ------------      ------------
         Net cash provided by investing
           activities                                 189,000            52,525
                                                 ------------      ------------
Net increase (decrease) in cash and cash
  equivalents                                         137,661              (518)

Cash and cash equivalents, beginning of period      1,823,863         1,522,120
                                                 ------------      ------------
Cash and cash equivalents, end of period         $  1,961,524      $  1,521,602
                                                 ============      ============












                   The accompanying notes are an integral part
                         of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of Capital Realty Investors, Ltd. (the Partnership) as of March 31, 1996 and December 31, 1995, and the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months ended March 31, 1996 and 1995.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Managing General Partner believes that the dis-closures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1995.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     As of March 31, 1996, the Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes of $6,422,800, plus accrued interest of $8,017,119, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,350,000 mature on January 1, 1997, as discussed below. The remaining purchase money notes mature in 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for both the three months ended March 31, 1996 and 1995 was $166,119. The accrued interest payable on the purchase money notes of $8,017,119 and $7,851,000 as of March 31, 1996 and December 31, 1995, respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of both March 31, 1996 and December 31, 1995, the Partnership had advanced funds totalling $377,593 to Local Partnerships. There were no funds advanced to the Local Partnerships during the three months ended March 31, 1996.

     Purchase money notes relating to Frederick Heights Limited Partnership (Frederick Heights) and ARA Associates - Shangri-La Ltd. (Shallowford Oaks) in the principal amounts of $650,000 and $700,000, respectively, mature on January 1, 1997. The Managing General Partner is currently analyzing its options with respect to these purchase money notes.

     On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks to help repay the Local Partnership's outstanding obligations to HUD. This loan, along with accrued interest of $8,318 and $6,784 as of March 31, 1996 and December 31, 1995, respectively, is payable from cash flow of Shallowford Oaks after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money notes. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     In 1989, Sencit Baltic Associates (Baltic Plaza) obtained a letter of credit in the amount of $189,000 which served as supplemental collateral to its mortgage loan. The Partnership funded a certificate of deposit in the amount of $189,000, which was used to collateralize the letter of credit, and as such was classified as restricted cash equivalents on the balance sheet. As of March 28, 1996, Baltic Plaza is no longer required to provide supplemental collateral for its mortgage loan, and the letter of credit was subsequently cancelled. As such, the Partnership's certificate of deposit has been reclassified as unrestricted cash equivalents.

     Statement of Financial Accounting Standards No., 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value due to the short-term nature of the related financial instruments. The Partnership has determined that it is not practicable to estimate the fair value of its purchase money notes, either individually or in the aggregate, due to: (i) the lack of an active market for this type of financial instrument, (ii) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (iii) the excessive costs associated with an independent appraisal of the purchase money notes.

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf I), in conjunction with the Managing General Partner, applied to HUD, holder of the mortgage on the property, for a three-year extension of the previous workout arrangement, which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. This proposal was rejected by HUD in December

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

1995. As of April 17, 1996, the local general partner is continuing to work directly with the HUD central office to submit a five-year workout proposal. There is no assurance that approval for a workout will be received. If a workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. Frenchman's Wharf I was notified by HUD that HUD had planned to offer its mortgage loan for sale in September of 1995. HUD later notified Frenchman's Wharf I that its loan was not included in the pool of loans sold by HUD in September 1995. As of April 17, 1996, Frenchman's Wharf I had not been notified as to whether HUD will offer the Frenchman's Wharf I loan for sale at a later date. If the mortgage is eventually sold by HUD, a new mortgagee would service the loan and could foreclose on the property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf I not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership. Currently, debt-service payments are being made from available cash flow. To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both March 31, 1996 and December 31, 1995. The last advance was made to Frenchman's Wharf I in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf I's loan workout with HUD. These loans, together with accrued interest of $183,102 as of both March 31, 1996 and December 31, 1995, are payable from cash flow of Frenchman's Wharf I after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     The rental property owned by Tanglewood Apartments Associates I
(Tanglewood I) has a mortgage which is federally insured under Section 221(d)(3) of the National Housing Act, as amended. This property may be eligible for sale, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. As of April 17, 1996, there can be no assurance that Congress will extend the LIHPRHA program beyond the October 1 deadline, or that a

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

modified program will be developed in place of the existing program. Also, there is no assurance that a sale of Tanglewood I will occur.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or may include opportunities to refinance the property or obtain supplemental financing. The Managing General Partner continues to monitor these certain state housing agency programs to ascertain whether the properties would qualify within the parameters of these programs and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some other rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

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

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the three months ended
                                                             March 31,
                                              ---------------------------------
                                                  1996                1995
                                              ------------        ------------
Revenue:
  Rental revenue                              $  4,618,464        $  4,488,414
  Other                                            264,268             242,555
                                              ------------        ------------
                                                 4,882,732           4,730,969
                                              ------------        ------------
Expenses:
  Operating                                      2,387,870           2,372,549
  Interest                                       1,699,811           1,755,534
  Depreciation and amortization                    851,125             852,680
                                              ------------        ------------
                                                 4,938,806           4,980,763
                                              ------------        ------------
Net loss                                      $    (56,074)       $   (249,794)
                                              ============        ============


     As of March 31, 1996 and December 31, 1995, the Partnership's share of cumulative losses to date for eleven of the eighteen Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $7,289,514 and $7,060,300, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid $18,897 and $15,801 for the three months ended March 31, 1996 and 1995, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses. Additionally, the Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three-month periods ended March 31, 1996 and 1995.

4.   CONTINGENCIES

     In 1990, CRI, as managing general partner of the Partnership and various other entities, subcontracted certain property-level asset management functions

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


4.   CONTINGENCIES - Continued

for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by some of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he retired from and cashed out of CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


                          Financial Condition/Liquidity
                          -----------------------------

     Capital Realty Investors, Ltd.'s (the Partnership) liquidity, with unrestricted cash resources of $1,961,524 and $1,823,863 as of March 31, 1996 and December 31, 1995, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. On March 28, 1996, $189,000 of previously restricted cash resources was reclassified as unrestricted cash and cash equivalents, as discussed below. As of April 17, 1996, there are no material commitments for capital expenditures.

     As of March 31, 1996, the Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes of $6,422,800, plus accrued interest of $8,017,119, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,350,000 mature on January 1, 1997, as discussed below. The remaining purchase money notes mature in 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Purchase money notes relating to Frederick Heights Limited Partnership (Frederick Heights) and ARA Associates - Shangri-La Ltd. (Shallowford Oaks) in the principal amounts of $650,000 and $700,000, respectively, mature on January 1, 1997. The Managing General Partner is currently analyzing its options with respect to these purchase money notes.

     On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks to help repay the Local Partnership's outstanding obligations to HUD. This loan, along with accrued interest of $8,318 and $6,784 as of March 31, 1996 and December 31, 1995, respectively, is payable from cash flow of Shallowford Oaks after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money notes. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     In 1989, Sencit Baltic Associates (Baltic Plaza) obtained a letter of credit in the amount of $189,000 which served as supplemental collateral to its mortgage loan. The Partnership funded a certificate of deposit in the amount of $189,000, which was used to collateralize the letter of credit, and as such was classified as restricted cash equivalents on the balance sheet. As of March 28,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



1996, Baltic Plaza is no longer required to provide supplemental collateral for its mortgage loan, and the letter of credit was subsequently cancelled. As such, the Partnership's certificate of deposit has been reclassified as unrestricted cash equivalents.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1996, release of restricted cash equivalents supported operating cash requirements.

     Statement of Financial Accounting Standards No., 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value due to the short-term nature of the related financial instruments. The Partnership has determined that it is not practicable to estimate the fair value of its purchase money notes, either individually or in the aggregate, due to: (i) the lack of an active market for this type of financial instrument, (ii) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (iii) the excessive costs associated with an independent appraisal of the purchase money notes.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended March 31, 1996 decreased from the comparable period in 1995 principally due to an increase in share of income from Local Partnerships primarily as a result of a decrease in real estate tax expense at one property. The decrease in real estate tax expense resulted from a successful appeal for a reduction in the property's tax assessment. The Partnership's share of income from Local Partnerships also increased as a result of one property's accumulated losses exceeding the Partnership's basis in the related investment in Local Partnership during the fourth quarter of 1995. The Partnership does not record losses from the Local Partnerships in excess of its investment, as discussed below.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three months ended March 31, 1996 did not include losses of $229,214, compared to excluded losses of $233,695 for the three months ended March 31, 1995.

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf I), in conjunction with the Managing General Partner, applied to HUD, holder of the mortgage on the property, for a three-year extension of the previous workout arrangement, which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. This proposal was rejected by HUD in December 1995. As of April 17, 1996, the local general partner is continuing to work directly with the HUD central office to submit a five-year workout proposal. There is no assurance that approval for a workout will be received. If a workout proposal is not accepted and another alternative is not found, then HUD could foreclose on the property. Frenchman's Wharf I was notified by HUD that HUD had planned to offer its mortgage loan for sale in September of 1995. HUD later notified Frenchman's Wharf I that its loan was not included in the pool of loans sold by HUD in September 1995. As of April 17, 1996, Frenchman's Wharf I had not been notified as to whether HUD will offer the Frenchman's Wharf I loan for sale at a later date. If the mortgage is eventually sold by HUD, a new mortgagee would service the loan and could foreclose on the property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf I not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership. Currently, debt-service payments are being made from available cash flow. To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both March 31, 1996 and December 31, 1995. The last advance was made to Frenchman's Wharf I in March 1987. The Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf I's loan workout with HUD. These loans, together with accrued interest of $183,102 as of both March 31, 1996 and December 31, 1995, are payable from cash flow of Frenchman's Wharf I after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     The rental property owned by Tanglewood Apartments Associates I
(Tanglewood I) has a mortgage which is federally insured under Section 221(d)(3) of the National Housing Act, as amended. This property may be eligible for sale, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. As of April 17, 1996, there can be no assurance that Congress will extend the LIHPRHA program beyond the October 1 deadline, or that a modified program will be developed in place of the existing program. Also, there is no assurance that a sale of Tanglewood I will occur.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or may include opportunities to refinance the property or obtain supplemental financing. The Managing General Partner continues to monitor these certain state housing agency programs to ascertain whether the properties would qualify within the parameters of these programs and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some other rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     No other significant changes in the Partnership's operations have taken place during this period.

                                     General
                                     -------

     In 1990, CRI, as managing general partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by some of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he retired from and cashed out of CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

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

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1996.

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

                                        CAPITAL REALTY INVESTORS, LTD.
                                                  (Registrant)


                                        By:  C.R.I., Inc.
                                             Managing General Partner


April 22, 1996                               /s/ Richard J. Palmer
- ---------------------------                  -----------------------------
Date                                         Richard J. Palmer
                                             Senior Vice President/Finance

                                             Signing on behalf of the
                                               Registrant and as Principal
                                               Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
- -------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically