Form 10-Q
period 1996-06-30
CAPITAL REALTY INVESTORS LTD
filed 1996-07-31
CIK 354521

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1996
                         -------------


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



             Class                         Outstanding at June 30, 1996
- ----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                         CAPITAL REALTY INVESTORS, LTD.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996

                                                               Page
                                                               ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 and
            December 31, 1995 . . . . . . . . . . . . . . .      1

          Statements of Operations - for the three and six
            months ended June 30, 1996 and 1995 . . . . . .      2

          Statements of Cash Flows - for the six
            months ended June 30, 1996 and 1995 . . . . . .      3

          Notes to Financial Statements . . . . . . . . . .      4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . .      11

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .      17

Signature   . . . . . . . . . . . . . . . . . . . . . . . .      18

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .      19

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                          CAPITAL REALTY INVESTORS, LTD.

                                                  BALANCE SHEETS

                                                      ASSETS



                                                                                            June 30,          December 31,
                                                                                              1996               1995
                                                                                          ------------        ------------
                                                                                           (Unaudited)
Investments in and advances to partnerships                                               $  3,527,749        $  3,350,703
Cash and cash equivalents                                                                    2,097,755           1,823,863
Restricted cash equivalents                                                                         --             189,000
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $336,992 and $324,572, respectively                              656,488             668,908
Property purchase costs, net of accumulated amortization of
  $87,163 and $83,991, respectively                                                            166,678             169,850
Other assets                                                                                     8,462               7,385
                                                                                          ------------        ------------
      Total assets                                                                        $  6,457,132        $  6,209,709
                                                                                          ============        ============

                                         LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                                        $  6,422,800        $  6,422,800
Accrued interest payable                                                                     8,183,238           7,851,000
Accounts payable and accrued expenses                                                           58,060              63,292
                                                                                          ------------        ------------
      Total liabilities                                                                     14,664,098          14,337,092
                                                                                          ------------        ------------
Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                            14,000              14,000
    Limited Partners                                                                        24,837,000          24,837,000
                                                                                          ------------        ------------
                                                                                            24,851,000          24,851,000
  Less:
    Accumulated distributions to partners                                                     (512,029)           (512,029)
    Offering costs                                                                          (2,689,521)         (2,689,521)
    Accumulated losses                                                                     (29,856,416)        (29,776,833)
                                                                                          ------------        ------------
      Total partners' deficit                                                               (8,206,966)         (8,127,383)
                                                                                          ------------        ------------
      Total liabilities and partners' deficit                                             $  6,457,132        $  6,209,709
                                                                                          ============        ============

                                The accompanying notes are an integral part
                                      of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                        CAPITAL REALTY INVESTORS, LTD.

                                           STATEMENTS OF OPERATIONS

                                                 (Unaudited)

                                                                  For the three months ended        For the six months ended
                                                                           June 30,                          June 30,
                                                                 ----------------------------     ----------------------------
                                                                     1996           1995              1996            1995
                                                                 ------------   ------------      ------------    ------------
Share of income (loss) from partnerships                         $    164,723   $   (146,094)     $    336,004    $   (155,950)
                                                                 ------------   ------------      ------------    ------------

Other revenue and expenses:
 Revenue:
    Interest income                                                    28,369         28,679            56,816          53,926
                                                                 ------------   ------------      ------------    ------------

 Expenses:
    Interest                                                          166,119        166,119           332,238         332,238
    Management fee                                                     23,802         23,802            47,604          47,604
    General and administrative                                         20,522         24,310            41,989          50,622
    Professional fees                                                  17,381         15,351            34,980          32,083
    Amortization                                                        7,796          7,796            15,592          15,592
                                                                 ------------   ------------      ------------    ------------
                                                                      235,620        237,378           472,403         478,139
                                                                 ------------   ------------      ------------    ------------
       Total other revenue and expenses                              (207,251)      (208,699)         (415,587)       (424,213)
                                                                 ------------   ------------      ------------    ------------

Net loss                                                              (42,528)      (354,793)          (79,583)       (580,163)

Accumulated losses, beginning of period                           (29,813,888)   (29,279,356)      (29,776,833)    (29,053,986)
                                                                 ------------   ------------      ------------    ------------
Accumulated losses, end of period                                $(29,856,416)  $(29,634,149)     $(29,856,416)   $(29,634,149)
                                                                 ============   ============      ============    ============

Loss allocated to General Partners (3%)                          $     (1,275)  $    (10,644)     $     (2,387)   $    (17,405)
                                                                 ============   ============      ============    ============

Loss allocated to Limited Partners (97%)                         $    (41,253)  $   (344,149)     $    (77,196)   $   (562,758)
                                                                 ============   ============      ============    ============

Loss per unit of Limited Partnership Interest
  based on 24,837 units outstanding                              $      (1.66)  $     (13.86)     $      (3.11)   $     (22.66)
                                                                 ============   ============      ============    ============





                              The accompanying notes are an integral part
                                     of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                      CAPITAL REALTY INVESTORS, LTD.

                                         STATEMENTS OF CASH FLOWS

                                               (Unaudited)

                                                                                            For the six months ended
                                                                                                    June 30,
                                                                                          ----------------------------
                                                                                              1996            1995
                                                                                          ------------    ------------
Cash flows from operating activities:
  Net loss                                                                                $    (79,583)   $   (580,163)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Share of (income) loss from partnerships                                                  (336,004)        155,950
    Amortization of deferred costs                                                              15,592          15,592
    Increase in accrued interest receivable on
      advances to partnerships                                                                  (3,068)         (3,067)
    Changes in assets and liabilities:
      Increase in other assets                                                                  (1,077)         (3,954)
      Increase in accrued interest payable                                                     332,238         332,238
      (Decrease) increase in accounts payable and accrued expenses                              (5,232)          5,283
                                                                                          ------------    ------------
         Net cash used in operating activities                                                 (77,134)        (78,121)
                                                                                          ------------    ------------
Cash flows from investing activities:
  Release of restricted cash equivalents                                                       189,000              --
  Receipt of distributions from partnerships                                                   162,026         330,831
                                                                                          ------------    ------------
         Net cash provided by investing activities                                             351,026         330,831
                                                                                          ------------    ------------
Net increase in cash and cash equivalents                                                      273,892         252,710

Cash and cash equivalents, beginning of period                                               1,823,863       1,522,120
                                                                                          ------------    ------------
Cash and cash equivalents, end of period                                                  $  2,097,755    $  1,774,830
                                                                                          ============    ============














                               The accompanying notes are an integral part
                                     of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of Capital Realty Investors, Ltd. (the Partnership) as of June 30, 1996 and December 31, 1995, and the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

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

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     As of June 30, 1996, the Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes of $6,422,800, plus accrued interest of $8,183,238, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,350,000 mature on January 1, 1997, as discussed below. The remaining purchase money notes mature in 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1996 was $166,119 and $332,238, respectively, and for the three and six months ended June 30, 1995 was $166,119 and $332,238, respectively. The accrued interest payable on the purchase money notes of $8,183,238 and $7,851,000 as of June 30, 1996 and December 31, 1995,
respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of both June 30, 1996 and December 31, 1995, the Partnership had advanced funds totalling $377,593 to Local Partnerships. There were no funds advanced to the Local Partnerships during the six months ended June 30, 1996.

     Purchase money notes relating to Frederick Heights Limited Partnership (Frederick Heights) and ARA Associates - Shangri-La Ltd. (Shallowford Oaks) in the principal amounts of $650,000 and $700,000, respectively, mature on January 1, 1997. The Managing General Partner is currently analyzing its options with respect to these purchase money notes.

     On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks to help repay the Local Partnership's outstanding obligations to HUD. This loan, along with accrued interest of $9,852 and $6,784 as of June 30, 1996 and December 31, 1995, respectively, is payable from cash flows of Shallowford Oaks after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money notes. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

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

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf I), in conjunction with the Managing General Partner, applied to the U.S. Department of Housing and Urban Development (HUD), holder of the mortgage on the property, for a three-year extension of the previous workout arrangement, which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. This proposal was rejected by HUD in December 1995. On April 30, 1996, the local general partner received approval from HUD for a four-year workout. Under the workout agreement, Frenchman's Wharf I will make minimum monthly payments to HUD, consisting of a service charge and tax escrow. Additionally, Frenchman's Wharf I will make monthly interest payments representing approximately 50%, 65%, 85% and 100% of the interest due on the outstanding principal balance of the note for the periods July 1 through June 30 during the years 1996 through 2000, respectively. Prior to July 1, 1996, payments were being made from available cash flow. To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both June 30, 1996 and December 31, 1995. The last advance was made to Frenchman's Wharf I in March 1987. No advances have been made to Frenchman's Wharf I since March 1987, and the Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf I's loan

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

workout with HUD. These loans, together with accrued interest of $183,102 as of both June 30, 1996 and December 31, 1995, are payable from cash flow of Frenchman's Wharf I after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. There is no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loans in accordance with the terms. The purchase money notes related to Frenchman's Wharf I in the principal amount of $3,778,800 which were initially due to mature on June 1, 1988, have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money note holders to reach a forbearance and extension agreement which would be co-terminus with the expiration of the HUD workout arrangement. There is no assurance that the noteholders will consent to a forbearance and extension agreement. Since the first mortgage is in default, the purchase money notes may technically be called at any time. As of July 26, 1996, the noteholders had not given consent to a forebearance and extension agreement. As such, the Local Partnership's continued ownership of the property is uncertain. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf I not produce sufficient value to satisfy the related purchase money note, the indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The rental property owned by Tanglewood Apartments Associates I
(Tanglewood I) has a mortgage which is federally insured under Section 221(d)(3) of the National Housing Act, as amended. This property may be eligible for sale, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. After October 1, 1996, HUD is directed not to continue LIHPRHA processing. On July 11, 1996, the plan of action for the sale of Tanglewood was approved by HUD. As of July 26, 1996, it is unknown whether there will be sufficient funding in the LIHPRHA program to complete the sale. Further, it is unknown whether the program will be extended or if a modified program will replace LIHPRHA. As such, the Partnership does not anticipate sale of Tanglewood I under the current LIHPRHA program. Also there is no assurance that the sale of any properties owned by the Local Partnerships will occur.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In March 1996, HUD released a revised version of the Reinvention Blueprint issued one year ago.
The Reinvention Blueprint contains a proposal which has come to be known as the "Mark to Market" initiative. Per this initiative, HUD is proposing to eliminate the Section 8 Housing Assistance Payment (HAP) contracts on certain properties, under which the property owners directly receive monthly subsidies for units occupied by low-income tenants. Instead, HUD would provide voucher or certificate rental assistance directly to eligible residents. In the event that this initiative is enacted as originally proposed, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas. As of July 26, 1996 Congress, the Senate and the Clinton Administration continue to struggle with the "Mark to Market" legislation. In the interim, Congress has authorized a one-year extension of project-based Section 8 HAP contracts expiring during fiscal year 1996. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring in fiscal year 1997 and thereafter is uncertain.

     The Partnership has been informed by Equity Resources Group, Inc. (ERG), a Massachusetts limited partnership and limited partner in the Partnership, that it plans to initiate a tender offer to purchase additional units in the Partnership, but in no case more than a 5% interest in the Partnership. ERG has stated that it plans to make the offer for the express purpose of holding the limited partnership units as a long-term investment and not with a view to resale. ERG has not indicated the price per unit which it plans to offer for the limited partnership units in the Partnership. In the event that a tender offer is initiated, the purchase price will be determined solely at the discretion of ERG and may not necessarily represent the fair market value of the limited partnership units. The General Partner takes no position as to recommending or not recommending ERG to make an offer, nor will it take a position as to recommending or not recommending the offer to investors, in the event that an offer is made.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Other than the potential ERG offer, it is not anticipated that there will be any other market for resale of units in the Partnership. As a result, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. There is no assurance that ERG will initiate a tender offer.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                                  For the three months ended        For the six months ended
                                                                           June 30,                          June 30,
                                                                 ----------------------------     ----------------------------
                                                                     1996           1995              1996            1995
                                                                 ------------   ------------      ------------    ------------
Revenue:
  Rental revenue                                                 $  4,672,849   $  4,517,611      $  9,291,313    $  9,006,025
  Other                                                               267,039        187,099           531,307         429,654
                                                                 ------------   ------------      ------------    ------------
                                                                    4,939,888      4,704,710         9,822,620       9,435,679
                                                                 ------------   ------------      ------------    ------------
Expenses:
  Operating                                                         2,429,523      2,484,784         4,817,393       4,857,333
  Interest                                                          1,699,810      1,755,536         3,399,621       3,511,070
  Depreciation and amortization                                       851,127        852,682         1,702,252       1,705,362
                                                                 ------------   ------------      ------------    ------------
                                                                    4,980,460      5,093,002         9,919,266      10,073,765
                                                                 ------------   ------------      ------------    ------------
Net loss                                                         $    (40,572)  $   (388,292)     $    (96,646)   $   (638,086)
                                                                 ============   ============      ============    ============

     As of June 30, 1996 and December 31, 1995, the Partnership's share of cumulative losses to date for seven and eleven of the eighteen Local Partnerships, respectively, exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $7,495,502 and $7,060,300, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid $16,047 and $34,944 for the three and six months ended June 30, 1996 and $17,803 and $33,631 for the three and six months ended June 30, 1995, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses. Additionally, the Partnership paid the Managing General Partner a Management Fee of $23,802 and $47,604 for the three and six months, respectively, ended June 30, 1996 and 1995.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



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

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership was not named as a defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby publicly responded that Mr. Schwartzberg's suit was motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 1, 1996 and February 16, 1996, Mr. Schwartzberg sent letters to the Partnership requesting investor lists and other forms of investor information. On February 5, 1996, the Partnership, acting through its managing general partner, CRI, denied Mr. Schwartzberg's request. On February 20, 1996, counsel for the Partnership responded to Mr. Schwartzberg's second request, denying that Mr. Schwartzberg had standing or a proper purpose for requesting the investor lists. On June 12, 1996, Mr. Schwartzberg and CRI entered an agreement resolving the disputes between CRI and CMS. The Partnership was not named in any of the litigation prior to the resolution, nor was the Partnership a signatory of the agreement. CRI does not anticipate further litigation with Mr. Schwartzberg.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


                                    Business
                                    --------

     Capital Realty Investors, Ltd.'s (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations contains information that may be considered forward looking. This information contains a number of risks and uncertainties, as discussed herein and in the Partnership's Annual Report filed on Form 10-K, that could cause actual results to differ materially.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $2,097,755 and $1,823,863 as of June 30, 1996 and December 31, 1995, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. On March 28, 1996, $189,000 of previously restricted cash resources was reclassified as unrestricted cash and cash equivalents, as discussed below. As of July 26, 1996, there are no material commitments for capital expenditures.

     As of June 30, 1996, the Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes of $6,422,800, plus accrued interest of $8,138,238, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,350,000 mature on January 1, 1997, as discussed below. The remaining purchase money notes mature in 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Purchase money notes relating to Frederick Heights Limited Partnership (Frederick Heights) and ARA Associates - Shangri-La Ltd. (Shallowford Oaks) in the principal amounts of $650,000 and $700,000, respectively, mature on January 1, 1997. The Managing General Partner is currently analyzing its options with respect to these purchase money notes.

     On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks to help repay the Local Partnership's outstanding obligations to HUD. This loan, along with accrued interest of $9,852 and $6,784 as of June 30, 1996 and December 31, 1995, respectively, is payable from cash flows of Shallowford Oaks after payment of first-mortgage debt service and after satisfaction by the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



Partnership of certain other interest obligations on the related purchase money notes. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1996, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three and six months ended June 30, 1996 decreased from the comparable periods in 1995 principally due to an increase in share of income from Local Partnerships primarily as a result of one property's accumulated losses exceeding the Partnership's basis in the related investment in Local Partnership during the fourth quarter of 1995. The Partnership does not record losses from the Local Partnerships in excess of its investment, as discussed below. The Partnership's share of income from Local Partnerships also increased as a result of a decrease in real estate tax expense at one property. The decrease in real estate tax expense resulted from a successful appeal for a reduction in the property's tax assessment due to a reduction in the valuation of the property. Also contributing to the decrease in net loss was a decrease in general and administrative expense primarily resulting from decreased payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1996 did not include losses of $205,988 and $435,202, respectively, compared to excluded losses of $233,703 and $467,398, for the three and six months ended June 30, 1995, respectively.


     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf I), in conjunction with the Managing General Partner, applied to the U.S. Department of Housing and Urban Development (HUD), holder of the mortgage on the property, for a three-year extension of the previous workout arrangement, which expired in December 1990. The local HUD office verbally agreed to an extension expiring December 31, 1993 and recommended approval of the extension to the HUD central office in Washington, D.C. In December 1993, the local HUD office requested that a new workout proposal be submitted, and in

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



January 1994, the local general partner met with HUD to discuss the long-term capital needs of the property in connection with a workout proposal. On March 1, 1994, the local general partner submitted a nine-year workout proposal to HUD. This proposal was rejected by HUD in December 1995. On April 30, 1996, the local general partner received approval from HUD for a four-year workout. Under the workout agreement, Frenchman's Wharf I will make minimum monthly payments to HUD, consisting of a service charge and tax escrow. Additionally, Frenchman's Wharf I will make monthly interest payments representing approximately 50%, 65%, 85% and 100% of the interest due on the outstanding principal balance of the note for the periods July 1 through June 30 during the years 1996 through 2000, respectively. Prior to July 1, 1996, payments were being made from available cash flow. To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both June 30, 1996 and December 31, 1995. The last advance was made to Frenchman's Wharf I in March 1987. No advances have been made to Frenchman's Wharf I since March 1987, and the Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf I's loan workout with HUD. These loans, together with accrued interest of $183,102 as of both June 30, 1996 and December 31, 1995, are payable from cash flow of Frenchman's Wharf I after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay the loans in accordance with the terms. The purchase money notes related to Frenchman's Wharf I in the principal amount of $3,778,800 which were initially due to mature on June 1, 1988 have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money note holders to reach a forbearance and extension agreement which would be co-terminus with the expiration of the HUD workout arrangement. There is no assurance that the noteholders will consent to a forbearance and extension agreement. Since the first mortgage is in default, the purchase money notes may technically be called at any time. As of July 26, 1996, the noteholders had not given consent to a forebearance and extension agreement. As such, the Local Partnership's continued ownership of the property is uncertain. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf I not produce sufficient value to satisfy the related purchase money note, the indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The rental property owned by Tanglewood Apartments Associates I
(Tanglewood I) has a mortgage which is federally insured under Section 221(d)(3) of the National Housing Act, as amended. This property may be eligible for sale, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. After October 1, 1996, HUD is directed not to continue LIHPRHA processing. On July 11, 1996, the plan of action for the sale of Tanglewood was approved by HUD. As of July 26, 1996, it is unknown whether there will be sufficient funding in the LIHPRHA program to complete the sale. Further, it is unknown whether the program will be extended or if a modified program will replace LIHPRHA. As such, the Partnership does not anticipate sale of Tanglewood I under the current LIHPRHA program. Also there is no assurance that the sale of any properties owned by the Local Partnerships will occur.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In March 1996, HUD released a revised version of the Reinvention Blueprint issued one year ago.
The Reinvention Blueprint contains a proposal which has come to be known as the "Mark to Market" initiative. Per this initiative, HUD is proposing to eliminate the Section 8 Housing Assistance Payment (HAP) contracts on certain properties, under which the property owners directly receive monthly subsidies for units occupied by low-income tenants. Instead, HUD would provide voucher or certificate rental assistance directly to eligible residents. In the event that this initiative is enacted as originally proposed, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas. As of July 26, 1996 Congress, the Senate and the Clinton Administration continue to struggle with the "Mark to Market" legislation. In the interim, Congress has authorized a one-year extension of project-based Section 8 HAP contracts expiring during fiscal year 1996. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring in fiscal year 1997 and thereafter is uncertain.

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

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership was not named as a defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby publicly responded that Mr. Schwartzberg's suit was motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 1, 1996 and February 16, 1996, Mr. Schwartzberg sent letters to the Partnership requesting investor lists and other forms of investor information. On February 5, 1996, the Partnership, acting through its managing general partner, CRI, denied Mr. Schwartzberg's request. On February 20, 1996, counsel for the Partnership responded to Mr. Schwartzberg's second request, denying that Mr. Schwartzberg had standing or a proper purpose for requesting the investor lists. On June 12, 1996, Mr. Schwartzberg and CRI entered an agreement resolving the disputes between CRI and CMS. The Partnership was not

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



named in any of the litigation prior to the resolution, nor was the Partnership a signatory of the agreement. CRI does not anticipate further litigation with Mr. Schwartzberg.

     The Partnership has been informed by Equity Resources Group, Inc. (ERG), a Massachusetts limited partnership and limited partner in the Partnership, that it plans to initiate a tender offer to purchase additional units in the Partnership, but in no case more than a 5% interest in the Partnership. ERG has stated that it plans to make the offer for the express purpose of holding the limited partnership units as a long-term investment and not with a view to resale. ERG has not indicated the price per unit which it plans to offer for the limited partnership units in the Partnership. In the event that a tender offer is initiated, the purchase price will be determined solely at the discretion of ERG and may not necessarily represent the fair market value of the limited partnership units. The General Partner takes no position as to recommending or not recommending ERG to make an offer, nor will it take a position as to recommending or not recommending the offer to investors, in the event that an offer is made.

     Other than the potential ERG offer, it is not anticipated that there will be any other market for resale of units in the Partnership. As a result, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. There is no assurance that ERG will initiate a tender offer.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1996.

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

                                        CAPITAL REALTY INVESTORS, LTD.
                                                  (Registrant)


                                        By:  C.R.I., Inc.
                                             Managing General Partner


July 31, 1996                                /s/ Deborah K. Browning
- ---------------------------                  ---------------------------------
Date                                         Deborah K. Browning
                                             Vice President/Chief Accounting
                                               Officer


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