Form 10-Q
period 1996-09-30
CAPITAL REALTY INVESTORS LTD
filed 1996-10-29
CIK 354521

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1996
                         ------------------


Commission file number      0-11149
                         -------------


                         CAPITAL REALTY INVESTORS, LTD.
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          District of Columbia                          52-1219926
-----------------------------------------         --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         --------------------
(Address of principal executive offices)                (Zip Code)



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



             Class                       Outstanding at September 30, 1996
----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                         CAPITAL REALTY INVESTORS, LTD.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                                               Page
                                                               ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 and
            December 31, 1995 . . . . . . . . . . . . . . .      1

          Statements of Operations - for the three and nine
            months ended September 30, 1996 and 1995  . . .      2

          Statements of Cash Flows - for the nine
            months ended September 30, 1996 and 1995  . . .      3

          Notes to Financial Statements . . . . . . . . . .      4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . .      11

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .      17

Signature   . . . . . . . . . . . . . . . . . . . . . . . .      18

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .      19

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                      CAPITAL REALTY INVESTORS, LTD.

                                               BALANCE SHEETS

                                                   ASSETS


                                                                                            September 30,     December 31,
                                                                                                1996             1995
                                                                                            ------------      ------------
                                                                                             (Unaudited)
Investments in and advances to partnerships                                                 $  2,097,273      $  3,350,703
Cash and cash equivalents                                                                      2,942,504         1,823,863
Restricted cash equivalents                                                                           --           189,000
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $316,175 and $324,572, respectively                                596,245           668,908
Property purchase costs, net of accumulated amortization of
  $83,026 and $83,991, respectively                                                              153,541           169,850
Other assets                                                                                       7,588             7,385
                                                                                            ------------      ------------
      Total assets                                                                          $  5,797,151      $  6,209,709
                                                                                            ============      ============

                                  LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                          $  4,978,800      $  6,422,800
Accrued interest payable                                                                       6,245,909         7,851,000
Distributions payable                                                                            484,073                --
Accounts payable and accrued expenses                                                            138,037            63,292
Consulting fees payable to related parties                                                        72,327                --
                                                                                            ------------      ------------
      Total liabilities                                                                       11,919,146        14,337,092
                                                                                            ------------      ------------
Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                              14,000            14,000
    Limited Partners                                                                          24,837,000        24,837,000
                                                                                            ------------      ------------
                                                                                              24,851,000        24,851,000
  Less:
    Accumulated distributions to partners                                                       (996,102)         (512,029)
    Offering costs                                                                            (2,689,521)       (2,689,521)
    Accumulated losses                                                                       (27,287,372)      (29,776,833)
                                                                                            ------------      ------------
      Total partners' deficit                                                                 (6,121,995)       (8,127,383)
                                                                                            ------------      ------------
      Total liabilities and partners' deficit                                               $  5,797,151      $  6,209,709
                                                                                            ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CAPITAL REALTY INVESTORS, LTD.

                             STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                           For the three months ended         For the nine months ended
                                                                  September 30,                      September 30,
                                                          ----------------------------      ----------------------------
                                                              1996            1995              1996            1995
                                                          ------------    ------------      ------------    ------------
Share of income (loss) from partnerships                  $    270,603    $     18,569      $    606,607    $   (137,381)
                                                          ------------    ------------      ------------    ------------
Other revenue and expenses:
 Revenue:
    Interest income                                             30,094          29,754            86,910          83,680
                                                          ------------    ------------      ------------    ------------
 Expenses:
    Interest                                                   160,472         166,119           492,710         498,357
    Management fee                                              23,802          23,802            71,406          71,406
    General and administrative                                  21,088          17,509            63,077          68,131
    Professional fees                                           16,248          15,545            51,228          47,628
    Amortization                                                 7,720           7,796            23,312          23,388
                                                          ------------    ------------      ------------    ------------
                                                               229,330         230,771           701,733         708,910
                                                          ------------    ------------      ------------    ------------
       Total other revenue and expenses                       (199,236)       (201,017)         (614,823)       (625,230)
                                                          ------------    ------------      ------------    ------------

Income (loss) before gain on disposition of
  investment in partnership                                     71,367        (182,448)           (8,216)       (762,611)

Gain on disposition of investment in
  partnership                                                2,479,453              --         2,479,453              --
                                                          ------------    ------------      ------------    ------------
Income (loss) before extraordinary gain from
  extinguishment of debt                                     2,550,820        (182,448)        2,471,237        (762,611)
Extraordinary gain from extinguishment of debt                  18,224              --            18,224              --
                                                          ------------    ------------      ------------    ------------
Net income (loss)                                            2,569,044        (182,448)        2,489,461        (762,611)
Accumulated losses, beginning of period                    (29,856,416)    (29,634,149)      (29,776,833)    (29,053,986)
                                                          ------------    ------------      ------------    ------------
Accumulated losses, end of period                         $(27,287,372)   $(29,816,597)     $(27,287,372)   $(29,816,597)
                                                          ============    ============      ============    ============
Income (loss) allocated to General Partners (3%)          $     77,071    $     (5,473)     $     74,684    $    (22,878)
                                                          ============    ============      ============    ============
Income (loss) allocated to Limited Partners (97%)         $  2,491,973    $   (176,975)     $  2,414,777    $   (739,733)
                                                          ============    ============      ============    ============
Income (loss) per unit of Limited Partnership Interest
  based on 24,837 units outstanding                       $     100.33    $      (7.12)     $      97.22    $     (29.78)
                                                          ============    ============      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                           CAPITAL REALTY INVESTORS, LTD.

                              STATEMENTS OF CASH FLOWS

                                    (Unaudited)

                                                                                                For the nine months ended
                                                                                                       September 30,
                                                                                               ----------------------------
                                                                                                   1996           1995
                                                                                               ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                                                            $  2,489,461   $   (762,611)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Share of (income) loss from partnerships                                                       (606,607)       137,381
    Amortization of deferred costs                                                                   23,312         23,388
    Increase in accrued interest receivable on
      advances to partnerships                                                                       (4,602)        (4,602)
    Gain on disposition of investment in partnership                                             (2,479,453)            --
    Gain on extinguishment of debt                                                                  (18,224)            --
    Payment of purchase money note interest                                                         (29,021)            --

    Changes in assets and liabilities:
      Increase in other assets                                                                         (203)        (1,094)
      Increase in accrued interest payable                                                          492,710        498,357
      Increase in accounts payable and accrued expenses                                             147,072         22,417
                                                                                               ------------   ------------
         Net cash provided by (used in) operating activities                                         14,445        (86,764)
                                                                                               ------------   ------------
Cash flows from investing activities:
  Proceeds from disposition of investment in partnership                                          2,354,802             --
  Release of restricted cash equivalents                                                            189,000             --
  Receipt of distributions from partnerships                                                        291,046        419,584
                                                                                               ------------   ------------
         Net cash provided by investing activities                                                2,834,848        419,584
                                                                                               ------------   ------------

Cash flows from financing activities:
  Pay-off of purchase money note                                                                 (1,730,652)            --
                                                                                               ------------   ------------
Net increase in cash and cash equivalents                                                         1,118,641        332,820

Cash and cash equivalents, beginning of period                                                    1,823,863      1,522,120
                                                                                               ------------   ------------
Cash and cash equivalents, end of period                                                       $  2,942,504   $  1,854,940
                                                                                               ============   ============





                   The accompanying notes are an integral part
                         of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of Capital Realty Investors, Ltd. (the Partnership) as of September 30, 1996 and December 31, 1995, and the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995.

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

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes having a principal balance of $4,978,800, plus accrued interest of $6,245,909 as of September 30, 1996, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,200,000 mature on January 1, 1997, as discussed below. The remaining purchase money notes mature in 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30, 1996 was $160,472 and $492,710, respectively, and for the three and nine months ended September 30, 1995 was $166,119 and $498,357, respectively. The accrued interest payable on the purchase money notes of $6,245,909 and $7,851,000 as of September 30, 1996 and December 31, 1995, respectively, is due on the respective maturity dates of the purchase money notes or earlier if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of both September 30, 1996 and December 31, 1995, the Partnership had advanced funds totalling $377,593 to Local Partnerships. There were no funds advanced to the Local Partnerships during the nine months ended September 30, 1996.

     Purchase money notes relating to Frederick Heights Limited Partnership (Frederick Heights) and ARA Associates - Shangri-La Ltd. (Shallowford Oaks) in the principal amounts of $500,000 and $700,000, respectively, mature on January 1, 1997. On August 30, 1996, the Partnership paid off one of the purchase money notes relating to Frederick Heights at a discount, resulting in a gain on extinguishment of debt of $18,224. The Managing General Partner is currently analyzing its options with respect to the remaining Frederick Heights and Shallowford Oaks purchase money notes.

     On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks to help repay the Local Partnership's outstanding obligations to HUD. This loan, along with accrued interest of $11,386 and $6,784 as of September 30, 1996 and December 31, 1995, respectively, is payable from cash flows of Shallowford Oaks after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money notes. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     In 1989, Sencit Baltic Associates (Baltic Plaza) obtained a letter of credit in the amount of $189,000 which served as supplemental collateral to its mortgage loan. The Partnership funded a certificate of deposit in the amount of $189,000, which was used to collateralize the letter of credit, and as such was classified as restricted cash equivalents on the balance sheet. As of March 28, 1996, Baltic Plaza is no longer required to provide supplemental collateral for its mortgage loan, and the letter of credit was subsequently cancelled. Accordingly, the Partnership's certificate of deposit has been reclassified as unrestricted cash equivalents.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both September 30, 1996 and December 31, 1995. No advances have been made to Frenchman's Wharf I since March 1987, and the Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf I's loan workout with HUD. These loans, together with accrued interest of $183,102 as of both September 30, 1996 and December 31, 1995, are payable from cash flow of Frenchman's Wharf I after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. There is no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loans in accordance with the terms.

     The purchase money notes related to Frenchman's Wharf I in the principal amount of $3,778,800, which were initially due to mature on June 1, 1988, have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money note holders to reach an extension agreement which would be coterminous with the expiration of the HUD workout arrangement. There is no assurance that the noteholders will consent to an extension agreement. As of October 24, 1996, the noteholders had not given consent to an extension agreement. As such, the Local Partnership's continued ownership of the property is uncertain. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf I not produce sufficient value to satisfy the related purchase money note, the indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On May 23, 1994, the local general partners of Tanglewood Apartments Associates I Limited Partnership (Tanglewood I) filed a notice of intent to participate under the Low Income Housing Preservation and Resident Home Ownership Act of 1990 (LIHPRHA). On July 11, 1996, the plan of action for the
sale of Tanglewood I under the LIHPRHA program was approved by HUD.   This
program may provide incentives to owners of multifamily housing who commit to operate their properties as low to moderate-income housing permanently and who have participated under specific federal subsidy programs (Section 236 or Section 221(d)(3)) for at least 18 years. Incentives available under the LIHPRHA program include selling the property to qualified buyers.

     On September 19, 1996, Tanglewood I sold the property, a 192-unit apartment complex located in Westwego, Louisiana, under the LIHPRHA program to New Orleans Affordable Housing, Inc., a District of Columbia non-profit entity. The sale of the property generated net cash proceeds to the Partnership of approximately $904,000. The Partnership anticipates receiving additional sales proceeds of $96,133 from the release of the property's reserves. The proceeds received were net of approximately $1.6 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain of $2,479,453, of which approximately $1.764 million resulted from the retirement of the

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

purchase money note obligation with respect to the property. The tax gain is estimated to be approximately $4,000,000. The Partnership intends to distribute $484,073 (or approximately $19.49 per Limited Partner unit) to the Limited Partners by October 31, 1996. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships. The Managing General Partner of the Partnership and/or its affiliates are expected to receive net fees of $72,327 for its services relating to the sale of the property. As of October 24, 1996 these fees have not been paid.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance the property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs to ascertain whether the properties would qualify within the parameters of these programs and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 Housing Assistance Payment (HAP) program. The level of funding for the Section 8 HAP program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In March 1996, HUD released a revised version of the Reinvention Blueprint issued one year ago. The Reinvention Blueprint contains a proposal which has come to be known as the "Mark to Market" initiative. Per this initiative, HUD is proposing to eliminate the Section 8 HAP contracts on certain properties, under which the property owners directly receive monthly subsidies for units occupied by low-income tenants. Instead, HUD would provide voucher or certificate rental assistance directly to eligible residents. In the event that the Section 8 HAP program is eliminated or funding of Section 8 HAP contracts of rental properties owned by the Local Partnerships is discontinued, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas.
As of October 24, 1996 Congress, the Senate and the Clinton Administration continue to struggle with the "Mark to Market" legislation. In the interim, Congress has authorized a one-year extension of project-based Section 8 HAP contracts expiring during fiscal years 1996 and 1997. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1997 is uncertain.

     On August 29, 1996, Equity Resource Bay Fund (Bay Fund), a Massachusetts Limited Partnership and a Limited Partner in the Partnership, and affiliates of Bay Fund initiated a tender offer to purchase 900 additional units in the Partnership at a price of $10 per Limited Partner unit. Bay Fund, which is unaffiliated with CRI, Inc., stated that it made the offer for the express

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

purpose of holding the Limited Partner units for investment purposes and not with a view to resale. The purchase offer was determined solely at the discretion of Bay Fund and does not necessarily represent the fair market value of each Limited Partner unit. The Bay Fund and affiliates' offer expired on September 29, 1996, and as of October 24, 1996, Bay Fund and affiliates held approximately 1.7% of the Limited Partner units of the Partnership as a result of their tender offer.

     The following are combined statements of operations for the seventeen and eighteen Local Partnerships in which the Partnership has invested as of September 30, 1996 and 1995, respectively. The 1996 statements contain information on the eighteenth property, Tanglewood I, through the date of sale. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                      COMBINED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                            For the three months ended           For the nine months ended
                                                                   September 30,                        September 30,
                                                           ----------------------------        ----------------------------
                                                               1996            1995                1996            1995
                                                           ------------    ------------        ------------    ------------
Revenue:
  Rental revenue                                           $  4,663,164    $  4,542,876        $ 13,954,477    $ 13,548,901
  Other                                                         269,797         235,753             801,104         665,407
                                                           ------------    ------------        ------------    ------------
                                                              4,932,961       4,778,629          14,755,581      14,214,308
                                                           ------------    ------------        ------------    ------------
Expenses:
  Operating                                                   2,325,388       2,390,644           7,142,781       7,247,977
  Interest                                                    1,699,808       1,755,530           5,099,429       5,266,600
  Depreciation and amortization                                 851,120         852,675           2,553,372       2,558,037
                                                           ------------    ------------        ------------    ------------
                                                              4,876,316       4,998,849          14,795,582      15,072,614
                                                           ------------    ------------        ------------    ------------
Net income (loss)                                          $     56,645    $   (220,220)       $    (40,001)   $   (858,306)
                                                           ============    ============        ============    ============

     As of September 30, 1996 and December 31, 1995, the Partnership's share of cumulative losses to date for seven of the seventeen and eleven of the eighteen Local Partnerships, respectively, exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $7,713,104 and $7,060,300, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $13,969 and $48,913 for the three and nine months ended September 30, 1996 and $11,687 and $45,318 for the three and nine months ended September 30, 1995, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses. Additionally, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 and $71,406 for the three and nine months, respectively, ended September 30, 1996 and 1995.

     The Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns, payable under certain conditions upon the

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   RELATED-PARTY TRANSACTIONS - Continued

sale of the investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including achieving a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates are expected to receive net fees of $72,327 for its services relating to the sale of the Tanglewood I property. As of October 24, 1996, these fees have not been paid.

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

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested) by reducing the proposed budget for 1996. The Partnership was not named as a defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby publicly responded that Mr. Schwartzberg's suit was motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


4.   CONTINGENCIES - Continued

of this Partnership and his interest will become that of a Special Limited Partner. As of October 24, 1996, CRI and Mr. Schwartzberg continue to finalize the terms of the definitive agreement.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $2,942,504 (or approximately $114.92 per Limited Partner unit) and $1,823,863 (or approximately $71.23 per Limited Partner unit) as of September 30, 1996 and December 31, 1995, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. On March 28, 1996, $189,000 of previously restricted cash resources was reclassified as unrestricted cash and cash equivalents, as discussed below. As of October 24, 1996, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes having a principal balance of $4,978,800, plus accrued interest of $6,245,909 as of September 30, 1996, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,200,000 mature on January 1, 1997, as discussed below. The remaining purchase money notes mature in 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Purchase money notes relating to Frederick Heights Limited Partnership (Frederick Heights) and ARA Associates - Shangri-La Ltd. (Shallowford Oaks) in the principal amounts of $500,000 and $700,000, respectively, mature on January 1, 1997. On August 30, 1996, the Partnership paid off one of the purchase money notes relating to Frederick Heights at a discount, resulting in a gain on extinguishment of debt of $18,224. The Managing General Partner is currently analyzing its options with respect to the remaining Frederick Heights and Shallowford Oaks purchase money notes.

     On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks to help repay the Local Partnership's outstanding obligations to HUD. This loan, along with accrued interest of $11,386 and $6,784 as of September 30, 1996

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



and December 31, 1995, respectively, is payable from cash flows of Shallowford Oaks after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money notes. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     In 1989, Sencit Baltic Associates (Baltic Plaza) obtained a letter of credit in the amount of $189,000 which served as supplemental collateral to its mortgage loan. The Partnership funded a certificate of deposit in the amount of $189,000, which was used to collateralize the letter of credit, and as such was classified as restricted cash equivalents on the balance sheet. As of March 28, 1996, Baltic Plaza is no longer required to provide supplemental collateral for its mortgage loan, and the letter of credit was subsequently cancelled. Accordingly, the Partnership's certificate of deposit has been reclassified as unrestricted cash equivalents.

     On May 23, 1994, the local general partners of Tanglewood Apartments Associates I Limited Partnership (Tanglewood I) filed a notice of intent to participate under the Low Income Housing Preservation and Resident Home Ownership Act of 1990 (LIHPRHA). On July 11, 1996, the plan of action for the
sale of Tanglewood I under the LIHPRHA program was approved by HUD.   This
program may provide incentives to owners of multifamily housing who commit to operate their properties as low to moderate-income housing permanently and who have participated under specific federal subsidy programs (Section 236 or Section 221(d)(3)) for at least 18 years. Incentives available under the LIHPRHA program include selling the property to qualified buyers.

     On September 19, 1996, Tanglewood I sold the property, a 192-unit apartment complex located in Westwego, Louisiana, under the LIHPRHA program to New Orleans Affordable Housing, Inc., a District of Columbia non-profit entity. The sale of the property generated net cash proceeds to the Partnership of approximately $904,000. The Partnership anticipates receiving additional sales proceeds of $96,133 from the release of the property's reserves. The proceeds received were net of approximately $1.6 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain of $2,479,453, of which approximately $1.764 million resulted from the retirement of the purchase money note obligation with respect to the property. The tax gain is estimated to be approximately $4,000,000. The Partnership intends to distribute $484,073 (or approximately $19.49 per Limited Partner unit) to the Limited Partners by October 31, 1996. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships. The Managing General Partner of the Partnership and/or its affiliates are expected to receive net fees of $72,327 for its services relating to the sale of the property. As of October 24, 1996 these fees have not been paid.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1996, the receipt of distributions from Local Partnerships was adequate to support operating requirements. Proceeds from the sale of Tanglewood I were adequate to support the pay-off of the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



related purchase money notes and the accrued distribution to the Limited
Partners.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three and nine months ended September 30, 1996 increased from the comparable periods in 1995 principally due to the gain on disposition of Tanglewood I, as discussed above. Contributing to the increase in the Partnership's net income was an increase in share of income from Local Partnerships primarily as a result of one property's accumulated losses exceeding the Partnership's basis in the related investment in that Local Partnership during the fourth quarter of 1995. The Partnership does not record losses from the Local Partnerships in excess of its investment, as discussed below. The Partnership's share of income from Local Partnerships also increased as a result of a decrease in real estate tax expense at one property resulting from a successful appeal for a reduction in the property's tax assessment. Also contributing to the increase in the Partnership's net income was the gain from extinguishment of the Frederick Heights purchase money note, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1996 did not include losses of $217,602 and $652,804, respectively, compared to excluded losses of $233,694 and $701,092, for the three and nine months ended September 30, 1995, respectively.

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

     To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both September 30, 1996 and December 31, 1995. No advances have been made to Frenchman's Wharf I since March 1987, and the Partnership does not expect to advance any additional

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



funds in connection with Frenchman's Wharf I's loan workout with HUD. These loans, together with accrued interest of $183,102 as of both September 30, 1996 and December 31, 1995, are payable from cash flow of Frenchman's Wharf I after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay the loans in accordance with the terms.

     The purchase money notes related to Frenchman's Wharf I in the principal amount of $3,778,800, which were initially due to mature on June 1, 1988 have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money note holders to reach an extension agreement which would be coterminous with the expiration of the HUD workout arrangement. There is no assurance that the noteholders will consent to an extension agreement. As of October 24, 1996, the noteholders had not given consent to an extension agreement. As such, the Local Partnership's continued ownership of the property is uncertain. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. As such, should the investment in Frenchman's Wharf I not produce sufficient value to satisfy the related purchase money note, the indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance the property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs to ascertain whether the properties would qualify within the parameters of these programs and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 Housing Assistance Payment (HAP) program. The level of funding for the Section 8 HAP program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In March 1996, HUD released a revised version of the Reinvention Blueprint issued one year ago. The Reinvention Blueprint contains a proposal which has come to be known as the "Mark to Market" initiative. Per this initiative, HUD is proposing to eliminate the Section 8 HAP contracts on certain properties, under which the property owners directly receive monthly subsidies for units occupied by low-income tenants. Instead, HUD would provide voucher or certificate rental assistance directly to eligible residents. In the event that the Section 8 HAP program is eliminated or funding of Section 8 HAP contracts of rental properties owned by the Local Partnerships is discontinued,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas.
As of October 24, 1996 Congress, the Senate and the Clinton Administration continue to struggle with the "Mark to Market" legislation. In the interim, Congress has authorized a one-year extension of project-based Section 8 HAP contracts expiring during fiscal years 1996 and 1997. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1997 is uncertain.

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

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested) by reducing the proposed budget for 1996. The Partnership was not named as a defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby publicly responded that Mr. Schwartzberg's suit was motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of October 24, 1996, CRI and Mr. Schwartzberg continue to finalize the terms of the definitive agreement.

     On August 29, 1996, Equity Resource Bay Fund (Bay Fund), a Massachusetts Limited Partnership and a Limited Partner in the Partnership, and affiliates of Bay Fund initiated a tender offer to purchase 900 additional units in the Partnership at a price of $10 per Limited Partner unit. Bay Fund, which is unaffiliated with CRI, Inc., stated that it made the offer for the express purpose of holding the Limited Partner units for investment purposes and not with a view to resale. The purchase offer was determined solely at the discretion of Bay Fund and does not necessarily represent the fair market value of each Limited Partner unit. The Bay Fund and affiliates' offer expired on September 29, 1996, and as of October 24, 1996, Bay Fund and affiliates held approximately 1.7% of the Limited Partner units of the Partnership as a result of their tender offer.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     A report on Form 8-K was filed with the Commission on September 17, 1996 urging investors to consider cash distributions expected to be made resulting from the sale of Tanglewood I, which was still under negotiations as of that date, when assessing the Equity Resources Bay Fund tender offer.

     Additionally, a report on Form 8-K was filed with the Commission on October 4, 1996 regarding the sale of the property relating to the Partnership's investment in Tanglewood I.

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


October 29, 1996                        By:  /s/ Deborah K. Browning
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