Form 10-K
period 1996-12-31
CAPITAL REALTY INVESTORS LTD
filed 1997-03-20
CIK 354521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1996
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

                         1996 ANNUAL REPORT ON FORM 10-K

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


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters    . .      II-1
Item 6.  Selected Financial Data  . . . . . . . . . . . . .      II-2
Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-3
Item 8.  Financial Statements and Supplementary Data  . . .      II-11
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure   . . . .      II-11


                                    PART III
                                    --------

Item 10. Directors and Executive Officers
           of the Registrant  . . . . . . . . . . . . . . .      III-1
Item 11. Executive Compensation   . . . . . . . . . . . . .      III-2
Item 12. Security Ownership of Certain Beneficial
           Owners and Management  . . . . . . . . . . . . .      III-3
Item 13. Certain Relationships and Related Transactions   .      III-4


                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K  . . . . . . . . . . . . . .      IV-1

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      IV-3

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .      IV-31

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). As of December 31, 1996, the Partnership had investments in seventeen Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The following is a schedule of the apartment complexes owned by Local Partnerships in which the Partnership is a limited partner:

                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                       IN WHICH CAPITAL REALTY INVESTORS, LTD.
                              HAS AN INVESTMENT(1)


                                                                                                    Units          Section 8
                            Mortgage                                                            Authorized for      Contract
 Name and Location         Payable at          Financed and/or Insured          Number of        Rental Asst.      Expiration
of Apartment Complex      12/31/96 (2)         and/or Subsidized Under         Rental Units      Under Sec. 8         Date
--------------------      ------------      -----------------------------      ------------     --------------     -----------
Baltic Plaza              $  8,170,515      New Jersey Housing and                  169              168           02/10/03
 Atlantic City, NJ                           Mortgage Finance Agency

Capitol Commons              7,165,657      Michigan State Housing                  200              200           01/28/02
 Lansing, MI                                 Development Authority

Chestnut                     2,691,410      California Housing                       90               90           01/13/13
 Fresno, CA                                  Finance Agency

Court Place                  6,770,332      Illinois Housing                        160              160           02/01/13
 Pekin, IL                                   Development Authority (IHDA)

Frederick Heights            3,152,516      Section 221(d)(4) of the National       156                0             N/A
 Frederick, MD                                Housing Act (NHA)

Frenchman's Wharf I          6,499,180      Section 221(d)(4)                       320               31           11/30/97 (4)
 New Orleans, LA                             of the NHA

Hillview Terrace             2,670,849      Farmers Home Administration             125               90           09/30/00
 Traverse City, MI                           Section 515 (FmHA)

Lihue Gardens                2,851,753      FmHA                                     58               58           02/22/03
 Lihue, Kauai, HI

Linden Place                 9,754,989      IHDA                                    190              190           01/01/22
 Arlington Heights, IL

New Sharon Woods Apts.       2,524,375      Section 221(d)(4) of the NHA             50               50           07/31/04
 Deptford, NJ

Park Glen                    5,342,251      IHDA                                    125              125           08/01/23
 Taylorville, IL

Shallowford Oaks             5,838,177      Section 221(d)(4) of the NHA            204               41           07/31/98
 Chamblee, GA

Sundance Apts.               2,524,759      Section 221(d)(4) of the NHA             60               60           05/07/02
 Bakersfield, CA

Tandem Townhouses            1,544,086      Pennsylvania Housing                     48               47           09/28/12
 Fairview Borough, PA                        Finance Agency

Warner House                 2,082,117      Section 221(d)(4) of the NHA             60               60           09/01/00
 Warren, OH

                     SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                        IN WHICH CAPITAL REALTY INVESTORS, LTD.
                           HAS AN INVESTMENT(1) - Continued


                                                                                                    Units          Section 8
                            Mortgage                                                            Authorized for      Contract
 Name and Location         Payable at          Financed and/or Insured          Number of        Rental Asst.      Expiration
of Apartment Complex      12/31/96 (2)         and/or Subsidized Under         Rental Units      Under Sec. 8         Date
--------------------      ------------      -----------------------------      ------------     --------------     -----------
Westwood Village             1,598,585      Connecticut Housing Finance              48               48           02/13/11
 New Haven, CT                               Authority

Winthrop Beach               1,137,592      First mortgage loan by First             69                0              N/A
 Chicago, IL                                 Federal Savings and Loan
                                             Association of Chicago;
                                             second mortgage loan by
                                             Chicago Department of Housing
--------------------      ------------                                         --------           ------
Totals (3) 17             $ 72,319,143                                            2,132            1,418
                          ============                                         ========           ======

                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                      IN WHICH CAPITAL REALTY INVESTORS, LTD.
                        HAS AN INVESTMENT(1) - Continued

                                                                                    Average Effective Annual
                                       Units Occupied As                                 Rental Per Unit
                                   Percentage of Total Units                           for the Years Ended
                                       As of December 31,                                  December 31,
 Name and Location             ---------------------------------      -----------------------------------------------------
of Apartment Complex           1996   1995   1994    1993   1992        1996       1995       1994        1993       1992
--------------------           ----   ----   ----    ----   ----      --------   --------   --------    --------   --------
Baltic Plaza                    100%   99%    99%     98%    96%      $ 13,143   $ 13,106   $ 13,102    $ 12,205   $ 12,075
 Atlantic City, NJ

Capitol Commons                 98%    99%    99%    100%    99%         9,451      9,335      9,296       9,153      9,007
 Lansing, MI

Chestnut                        98%    98%    97%     99%    94%         7,580      7,369      7,441       7,343      7,382
 Fresno, CA

Court Place                    100%   100%   100%    100%   100%        12,191     11,997     11,657      11,410     11,202
 Pekin, IL

Frederick Heights               96%    97%    97%     97%    93%         6,983      6,809      6,841       6,741      6,782
 Frederick, MD

Frenchman's Wharf I             89%    92%    91%     86%    92%         4,403      4,246      4,148       4,071      3,971
 New Orleans, LA

Hillview Terrace                99%    99%   100%    100%   100%         3,930      3,779      3,694       3,532      3,492
 Traverse City, MI

Lihue Gardens                  100%   100%   100%     88%    98%        11,359     11,164     10,552      10,056      9,165
 Lihue, Kauai, HI

Linden Place                    99%   100%   100%    100%   100%        12,880     12,637     12,387      11,974     11,645
 Arlington Heights, IL

New Sharon Woods Apts.         100%    94%   100%     88%   100%        11,805     11,589     11,060      10,076     10,644
 Deptford, NJ

Park Glen                      100%   100%   100%    100%   100%         9,303      9,250      9,221       9,159      9,045
 Taylorville, IL

Shallowford Oaks                95%   100%    91%     80%    78%         7,002      6,934      5,930       4,393      4,822
 Chamblee, GA

Sundance Apts.                 100%    98%   100%    100%   100%         8,390      8,387      8,294       9,419      9,698
 Bakersfield, CA

Tandem Townhouses              100%   100%   100%    100%   100%         8,859      8,798      8,789       8,676      8,545
 Fairview Borough, PA

Warner House                    98%    98%    95%    100%   100%         7,584      7,505      7,420       7,294      7,148
 Warren, OH


                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                       IN WHICH CAPITAL REALTY INVESTORS, LTD.
                          HAS AN INVESTMENT(1) - Continued

                                                                                    Average Effective Annual
                                       Units Occupied As                                 Rental Per Unit
                                   Percentage of Total Units                           for the Years Ended
                                       As of December 31,                                  December 31,
 Name and Location             ---------------------------------      -----------------------------------------------------
of Apartment Complex           1996   1995   1994    1993   1992        1996       1995       1994        1993       1992
--------------------           ----   ----   ----    ----   ----      --------   --------   --------    --------   --------
Westwood Village                96%    94%   100%     96%   100%        11,017     11,294     10,908      10,849     10,826
 New Haven, CT

Winthrop Beach                  94%    96%    94%     97%    88%         3,903      4,007      3,886       3,841      3,472
 Chicago, IL
--------------------           ----   ----   ----    ----   ----      --------   --------   --------    --------   --------
Totals (3) 17                   98%    98%    98%     96%    96%      $  8,811   $  8,718   $  8,507    $  8,247   $  8,172
                               ====   ====   ====    ====   ====      ========   ========   ========    ========   ========

                                     PART I
                                     ------

ITEM 1.   BUSINESS - continued
          --------

(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of mortgage loans payable of the Local Partnerships as of December 31, 1996.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects a one-year extension from the original expiration date, in accordance with Congressional legislation.

     For additional information regarding the real estate of Local Partnerships in which the Partnership has invested, see Part IV, Schedule III - "Real Estate and Accumulated Depreciation of Local Partnerships in which Capital Realty Investors, Ltd. has Invested."

     On September 19, 1996, Tanglewood Apartments Associates I Limited Partnership sold Tanglewood I to a non-profit entity. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the financial statements for additional information pertaining to the sale.

     There were no contemplated sales of investments in partnerships as of March 10, 1997.


ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partnership interests in Local Partnerships, Capital Realty Investors, Ltd. indirectly holds an interest in the underlying real estate. See Part 1, Item 1 and Schedule III of Part IV, Item 14 for information pertaining to these properties.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material legal proceedings to which the Partnership is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a) On August 29, 1996, Equity Resource Bay Fund (Bay Fund), a Massachusetts Limited Partnership which is affiliated with Equity Resources Group, the general partner of various partnerships that are limited partners in the Partnership, initiated a tender offer to purchase 900 additional units in the Partnership at a price of $10 per Limited Partner unit. Bay Fund, which is unaffiliated with CRI, stated that it made the offer for the express purpose of holding the Limited Partner units for investment purposes and not with a view to resale. The purchase offer was determined solely at the discretion of Bay Fund and did not necessarily represent the fair market value of each Limited Partner unit. The Bay Fund offer expired on September 29, 1996, and as of March 10, 1997, Bay Fund held approximately 1.7% of the Limited Partner units of the Partnership. Other than the Bay Fund tender offer, or any other offers of the same type, it is not anticipated that there will be any formal market for resale of interests in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

     (b) As of March 10, 1997, there were approximately 1,700 registered holders of limited partnership interests in the Partnership.

     (c) For the year ended December 31, 1996, the Partnership made a cash distribution of $484,073 (or $19.49 per Limited Partner unit) to the Limited Partners on October 31, 1996. The distribution was a result of the sale of the property relating to the Partnership's investment in Tanglewood I. No distributions were declared or paid by the Partnership during 1995. The Partnership received distributions of $381,770 and $434,022 from Local Partnerships during 1996 and 1995, respectively. Some of the Local Partnerships operate under restric-tions imposed by the pertinent governmental agencies that limit the cash return available to the Partnership.

                                     PART II
                                     -------

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                                 For the years ended December 31,
                                            1996            1995             1994             1993             1992
                                        ------------    ------------     ------------     ------------     ------------
Share of income (loss) from
  partnerships                          $    427,744    $    100,806     $   (117,238)    $    (44,674)    $   (464,667)
Interest and other income                    121,696         114,423           75,477           54,264           78,336
Expenses                                    (896,968)       (938,076)      (1,008,892)      (1,040,741)        (983,173)
Gain on disposition of investment
  in partnership                           1,301,766              --               --               --               --
Extraordinary gain from
  extinguishment of debt                   1,447,005              --               --               --               --
                                        ------------    ------------     ------------     ------------     ------------
Net income (loss)                       $  2,401,243    $   (722,847)    $ (1,050,653)    $ (1,031,151)    $ (1,369,504)
                                        ============    ============     ============     ============     ============
Income (loss) allocated to Limited
  Partners (97%)                        $  2,329,206    $   (701,162)    $ (1,019,133)    $ (1,000,216)    $ (1,328,419)
                                        ============    ============     ============     ============     ============
Income (loss) per unit of Limited
  Partnership Interest based on
  24,837 units outstanding              $      93.78    $     (28.23)    $     (41.03)    $     (40.27)    $     (53.49)
                                        ============    ============     ============     ============     ============
Cash distribution per unit of Limited
  Partnership Interest based on
  24,837 units outstanding              $      19.49    $         --     $         --     $         --     $         --
                                        ============    ============     ============     ============     ============
Total assets                            $  5,191,775    $  6,209,709     $  6,263,561     $  6,936,156     $  7,260,424
                                        ============    ============     ============     ============     ============
Total remaining amounts due on
  investments, including accrued
  interest on purchase money notes
  and capital contributions             $ 11,349,758    $ 14,273,800     $ 13,608,255     $ 13,205,616     $ 12,541,139
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

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986 which virtually eliminated many of the incentives for the new construction or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, the Managing General Partner continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible and potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

     The acquisition of interests in certain Local Partnerships resulted in purchase money note obligations of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature fifteen years from the date of acquisition of the interests in particular Local Partnerships.

     The Managing General Partner has been working to develop a strategy to sell certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to nonprofit purchasers. The Managing General Partner intends to utilize part or all of the Partnership's net proceeds (after a 50% distribution to limited partners) received from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies or other potential buyers. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance the property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to HAP contracts. In 1995 and 1996, HUD released its Reinvention Blueprint and a revision to its Reinvention Blueprint which contained proposals that have come to be known as "Mark-to-Market". Congress, HUD and the Clinton Administration continue to struggle with the Mark-to-Market initiative. This initiative was intended to deal with HUD's increasing burden of funding HAP contracts. Under the initiative, HUD would eliminate the project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. However, with the elimination of the HAP contract, there is no assurance that rental properties would be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. The initiative will impact those properties that have HAP contracts with shorter terms than that of the underlying property mortgage. For instance, some properties may have a 20-year HAP contract while the underlying mortgage has a 40-year term. In the interim, Congress has authorized one-year extensions for properties with HAP contracts expiring during the government's fiscal year 1997, which began October 1, 1996. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1997 is uncertain.

     With the uncertainty surrounding renewals of expiring Section 8 HAP contracts, the Managing General Partner is developing new strategies to deal with the ever changing environment of affordable housing policy. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are a few lenders that will provide additional financing to allow the property to convert to market rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop a strategy that makes economic sense for all parties involved.

     In 1990, CRI, as managing general partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by some of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he retired from CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested) by reducing the proposed budget for 1996. The Partnership was not named as a defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. On February 6, 1996, CRI terminated the CMS contract for cause. (The Partnership subsequently retained an independent asset management company to perform functions previously performed by CMS.) Mr. Schwartzberg and CMS responded to the contract termination by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of March 10, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1996, the Partnership had approximately 1,700 investors who subscribed to a total of 24,837 units of limited partnership interests in the original amount of $24,837,000. The Partnership has investments in seventeen Local Partnerships. The Partnership's liquidity, with unrestricted cash resources of $2,243,295 as of December 31, 1996, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of December 31, 1995, $189,000 of cash resources were restricted for the purpose of collateralizing a letter of credit related to the mortgage loan outstanding on a certain Local Partnership. On March 28, 1996, these cash resources were reclassified as an unrestricted certificate of deposit, as discussed below. The Partnership has determined that the carrying amounts of its cash and cash equivalents and certificate of deposit approximate fair value. As of March 10, 1997, there were no material commitments for capital expenditures.

     During 1996, 1995 and 1994, the Partnership received cash distributions of $381,770, $434,022 and $433,794, respectively, from the Local Partnerships.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes having a principal balance of $4,978,800 as of December 31, 1996, plus accrued interest of $6,370,958, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,200,000 matured on January 1, 1997, as discussed below. The remaining purchase money notes mature in 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     On August 30, 1996, the Partnership paid off one of the purchase money notes in the principal amount of $150,000 relating to Frederick Heights Limited Partnership (Frederick Heights) at a discount, resulting in a gain on extinguishment of debt of $18,224. The remaining purchase money notes related to Frederick Heights in the aggregate principal and accrued interest amount of $500,000 and $117,567, respectively, matured and were paid-off on January 1, 1997. These notes were paid off at their carrying value, hence, the Partnership did not recognize a gain or loss on the extinguishment of the debt.

     The Partnership defaulted on its purchase money note relating to ARA Associates-Shangri-La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of March 10, 1997, principal and accrued interest totalling $700,000 and $770,844, respectively, were due. The Managing General Partner is currently negotiating a five year extension of the purchase money notes with the noteholders. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. The uncertainty regarding the continued ownership of the Partnership's interests in Shallowford Oaks does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

     On May 23, 1994, the local general partners of Tanglewood Apartments Associates I Limited Partnership (Tanglewood I) filed a notice of intent to participate under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). On July 11, 1996, the plan of action for the sale of
Tanglewood I under the LIHPRHA program was approved by HUD.   This program
provides incentives to owners of multifamily housing who commit to operate their properties as low to moderate-income housing permanently and who have participated under specific federal subsidy programs (Section 236 or Section 221(d)(3)) for at least 18 years. Incentives available under the LIHPRHA program include selling the property to qualified buyers.

     On September 19, 1996, Tanglewood I sold the property, a 192-unit apartment complex located in Westwego, Louisiana, under the LIHPRHA program to New Orleans Affordable Housing, Inc., a District of Columbia non-profit entity. The sale of the property generated net cash proceeds to the Partnership of approximately $904,000 at the time of sale. Additionally, on January 23, 1997, the Partnership received additional sales proceeds of $31,704 from the release of the property's reserves. The proceeds received were net of approximately $1.9 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain of $2,730,547, of which $1,428,781 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was $4,453,631. The Partnership distributed $484,073 (or $19.49 per Limited Partner unit) to the Limited Partners on October 31, 1996 as a result of the sale of the property. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships. The Managing General Partner of the Partnership and/or its affiliates did not receive any fees for its services relating to the sale of the property.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1996 and 1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net income increased in 1996 from 1995 principally due to the extraordinary gain from the extinguishment of debt and the gain on disposition of investment in partnership related to the sale of Tanglewood I, as discussed above. Contributing to the increase in the Partnership's net income was an increase in share of income from partnerships primarily as a result of one property's accumulated losses exceeding the Partnership's basis in the related investment in that Local Partnership during 1995. The Partnership does

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

not record losses from the Local Partnerships in excess of its investment, as discussed below. Also contributing to the increase in the Partnership's net income was the extraordinary gain from the extinguishment of the Frederick Heights purchase money note, as discussed above.

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

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the years ended December 31, 1996, 1995 and 1994 did not include losses of $880,989, $526,346 and $862,598,
respectively.   The Partnership's net loss recognized from the Local
Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $214,060, $248,578 and $256,261, received from nine, nine and eight Local Partnerships, respectively, during 1996, 1995 and 1994, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf I), in conjunction with the Managing General Partner, engaged in extensive negotiations with HUD, holder of the mortgage on the property, to extend the previous workout arrangement related to the mortgage loan on the property which expired December 1993. On April 30, 1996, the local general partner received approval from HUD for a four-year workout. Under the workout agreement, Frenchman's Wharf I will make minimum monthly payments to HUD, consisting of a service charge and tax escrow. Additionally, Frenchman's Wharf I will make monthly interest payments representing approximately 50%, 65%, 85% and 100% of the interest due on the outstanding principal balance of the note for the periods July 1 through June 30 during the years 1996 through 2000, respectively. As of March 10, 1997, Frenchman's Wharf I had made all monthly payments in accordance with the workout arrangement. There is, however, no assurance that the Local Partnership will be able to comply with the terms of the workout arrangement.

     To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both December 31, 1996 and 1995. No advances have been made to Frenchman's Wharf I since March 1987, and the Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf I's loan workout with HUD. These loans, together with accrued interest of $183,102 as of both December 31, 1996 and 1995, are payable from cash flow of Frenchman's Wharf I after payment of first-

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay the loans in accordance with the terms.

     The purchase money notes related to Frenchman's Wharf I in the principal amount of $3,778,800, which were initially due to mature on June 1, 1988, have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money note holders to reach an extension agreement which would be coterminous with the expiration of the HUD workout arrangement. There is no assurance that the noteholders will consent to an extension agreement. As of March 10, 1997, the noteholders had not given consent to an extension agreement.

     The report of the auditors on the financial statements of Frenchman's Wharf I for the year ended December 31, 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage and the expiration of its HAP contract with HUD on November 30, 1997. The report of the auditors on the financial statements of Frenchman's Wharf I for the year ended December 31, 1995 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the property's recurring operating deficits and the Local Partnership's default on its mortgage. The uncertainty about the Local Partnerships' continued ownership of the property does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf I not produce sufficient value to satisfy the respective purchase money notes, the Partnership's exposure to loss is limited since the amount of nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks to help repay the Local Partnership's outstanding obligations to HUD. This loan, along with accrued interest of $12,921 and $6,784 as of December 31, 1996 and 1995, respectively, is payable from cash flows of Shallowford Oaks after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money notes.
There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     In 1989, Sencit Baltic Associates (Baltic Plaza) obtained a letter of credit in the amount of $189,000 which served as supplemental collateral to its mortgage loan. The Partnership funded a certificate of deposit in the amount of $189,000, which was used to collateralize the letter of credit, and as such was classified as a restricted certificate of deposit on the balance sheet as of December 31, 1995. As of March 28, 1996, Baltic Plaza was no longer required to provide supplemental collateral for its mortgage loan, and the letter of credit was subsequently cancelled. Accordingly, the Partnership's certificate of deposit has been reclassified as unrestricted.

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

     The following table reflects the combined rental revenues of the properties for the five years ended December 31, 1996. Combined rental revenue amounts for years prior to 1996 have been adjusted to reflect property sales in 1996, as discussed above.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                            For the years ended December 31,
                            1996                1995                 1994                  1993                  1992
                         -----------         -----------          -----------           -----------           -----------
Combined Rental
  Revenue                $18,203,181         $17,950,982          $17,334,130           $16,642,366           $16,636,832

Annual Percentage
  Increase                            1.4%                  3.6%                 4.2%                  .03%


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

William B. Dockser, 60, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment complexes. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

H. William Willoughby, 50, President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Company. He holds a Juris Doctorate degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

Ronald W. Thompson, 50, Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.

Susan R. Campbell, 38, Senior Vice President-CRI Realty Services. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.






                                      III-1

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Melissa Cecil Lackey, 41, Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctorate from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

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

     The General Partners are also entitled to the following payments:

     (1) Annual incentive management fee for managing the affairs and business of the Partnership in an amount not to exceed .25% of invested assets, including the Partnership's allocable share of the mortgages, payable first, in an annual amount equal to $95,208; and second, after distributions to investors in the amount of 1% of the gross proceeds of the offering, the balance of such .25% of invested assets. The annual incentive management fee amounted to $95,208 for each of the years ended December 31, 1996, 1995 and 1994.

     (2) 15% of sale and refinancing proceeds remaining after the limited partners have received a return of all their capital contributions, adjusted as provided in the Partnership Agreement, and the General Partners have received a return of all their capital contributions and the property disposition fees described below. The General Partners may also receive a return of their capital contributions and repayment of any loans made to the Partnership. No sale or refinancing proceeds were paid to the General Partners during the years ended December 31, 1996, 1995 and 1994.




                                      III-2

                                    PART III
                                    --------

ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------

     (3) 1% of the aggregate selling prices including any amounts previously unpaid upon prior sales of apartment complexes, payable after the limited partners have received a return of all their capital contributions, adjusted as provided in the Partnership Agreement. This amount and any other commissions or fees payable upon the sale of apartment complexes shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment complexes. No such amounts were paid to the General Partners during the years ended December 31, 1996, 1995 and 1994.

     (4) In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were paid to the Managing General Partner and/or its affiliates during the years ending December 31, 1996, 1995 and 1994.

     (h)  Termination of employment and changes in control arrangements.

          None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding partnership units at December 31, 1996.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1996, by each director and by all directors and officers as a group of the Partnership's Managing General Partner.


              Name of                 Amount and Nature       % of total
          Beneficial Owner         of Beneficial Ownership   Units issued
          ----------------         -----------------------   ------------

          William B. Dockser                 None                  0%
          H. William Willoughby              None                  0%
          All Directors and Officers
            as a Group (5 persons)           None                  0%






                                      III-3

                                    PART III
                                    --------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT - Continued
               ----------

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

     (b)  Certain business relationships.

          The Partnership's response to Item 13(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the officers and directors of the Managing General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 13(a).

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
               FORM 8-K
               --------

     (a) 1.    Financial Statements                                  Page
               --------------------                                  ----

               Report of Independent Certified Public
                 Accountants - Capital Realty Investors, Ltd.        IV-4

               Reports of Independent Certified Public
                 Accountants - Local Partnerships in which
                 Capital Realty Investors, Ltd. has invested         IV-5

               Balance Sheets as of December 31, 1996 and 1995       IV-6

               Statements of Operations for the years
                 ended December 31, 1996, 1995 and 1994              IV-7

               Statements of Changes in Partners'
                 Deficit for the years ended December 31,
                 1996, 1995 and 1994                                 IV-8

               Statements of Cash Flows for the years ended
                 December 31, 1996, 1995 and 1994                    IV-9

               Notes to Financial Statements                         IV-10

     (a) 2.    Financial Statement Schedules
               -----------------------------

               Included in Part IV of this report are the following schedules for the year ended
               December 31, 1996, which are applicable to the Local Partnerships in which Capital Realty
               Investors, Ltd. has invested:

               Report of Independent Certified Public
                 Accountants on Financial Statement Schedule         IV-27

               Schedule III - Real Estate and Accumulated
                 Depreciation                                        IV-28

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


                                   Capital Realty Investors, Ltd.

                                   By:  C.R.I., Inc.
                                        Managing General Partner



March 20, 1997                     /s/ William B. Dockser
---------------------------        --------------------------------
DATE                               William B. Dockser, Director,
                                   Chairman of the Board,
                                     Treasurer and Principal
                                     Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 20, 1997                     /s/ H. William Willoughby
---------------------------        --------------------------------
DATE                               H. William Willoughby
                                   Director, President and
                                     Secretary



March 20, 1997                     /s/ Deborah K. Browning
---------------------------        --------------------------------
DATE                               Deborah K. Browning
                                   Vice President,
                                     Chief Accounting Officer,
                                     Principal Financial and
                                     Principal Accounting Officer

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                               PUBLIC ACCOUNTANTS
                               ------------------


To the Partners
Capital Realty Investors, Ltd.

     We have audited the balance sheets of Capital Realty Investors, Ltd. Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion of these financial statements based on our audit. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income or loss from these Local Partnerships constitutes $213,684 of income in 1996, $143,055 of losses in 1995 and $414,979 of losses in 1994 included in the Partnership's net income/loss. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd. (a limited partnership) as of December 31, 1996 and 1995 and the results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



Vienna, VA                                        Grant Thornton LLP
March 10, 1997

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                         CAPITAL REALTY INVESTORS, LTD.

                                  HAS INVESTED*





* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors, Ltd. has invested were filed in paper format under Form SE on March 20, 1997, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted December 19, 1996.

                          CAPITAL REALTY INVESTORS, LTD.

                                  BALANCE SHEETS

                                      ASSETS

                                                                                                         December 31,
                                                                                                     1996             1995
                                                                                                 ------------     ------------
Investments in and advances to partnerships                                                      $  1,976,284     $  3,350,703
Cash and cash equivalents                                                                           2,243,295        1,823,863
Restricted certificate of deposit                                                                          --          189,000
Unrestricted certificate of deposit                                                                   189,000               --
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $321,878 and $324,572, respectively                                     590,542          668,908
Property purchase costs, net of accumulated amortization of
  $84,505 and $83,991, respectively                                                                   152,062          169,850
Other assets                                                                                           40,592            7,385
                                                                                                 ------------     ------------
    Total assets                                                                                 $  5,191,775     $  6,209,709
                                                                                                 ============     ============

                                 LIABILITIES AND PARTNERS' DEFICIT

Due on investments in
  partnerships                                                                                   $  4,978,800     $  6,422,800
Accrued interest payable                                                                            6,370,958        7,851,000
Accounts payable and accrued expenses                                                                  52,230           63,292
                                                                                                 ------------     ------------
    Total liabilities                                                                              11,401,988       14,337,092
                                                                                                 ------------     ------------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid in:
    General Partners                                                                                   14,000           14,000
    Limited Partners                                                                               24,837,000       24,837,000
                                                                                                 ------------     ------------
                                                                                                   24,851,000       24,851,000
  Less:
    Accumulated distributions to partners                                                            (996,102)        (512,029)
    Offering costs                                                                                 (2,689,521)      (2,689,521)
    Accumulated losses                                                                            (27,375,590)     (29,776,833)
                                                                                                 ------------     ------------
    Total partners' deficit                                                                        (6,210,213)      (8,127,383)
                                                                                                 ------------     ------------
    Total liabilities and partners' deficit                                                      $  5,191,775     $  6,209,709
                                                                                                 ============     ============









                      The accompanying notes are an integral part
                             of these financial statements.

                              CAPITAL REALTY INVESTORS, LTD.

                                 STATEMENTS OF OPERATIONS


                                                                                     For the years ended December 31,
                                                                                   1996           1995           1994
                                                                                -----------    -----------    -----------
Share of income (loss) from partnerships                                        $   427,744    $   100,806    $  (117,238)
                                                                                -----------    -----------    -----------
Other revenue and expenses:
    Revenue
      Interest and other income                                                     121,696        114,423         75,477
                                                                                -----------    -----------    -----------
    Expenses
      Interest                                                                      617,759        665,545        726,809
      Management fee                                                                 95,208         95,208         95,208
      General and administrative                                                     95,233         82,193         79,205
      Professional fees                                                              58,274         63,946         76,486
      Amortization                                                                   30,494         31,184         31,184
                                                                                -----------    -----------    -----------
                                                                                    896,968        938,076      1,008,892
                                                                                -----------    -----------    -----------
        Total other revenue and expenses                                           (775,272)      (823,653)      (933,415)
                                                                                -----------    -----------    -----------

Loss before gain on disposition of
  investment in partnership                                                        (347,528)      (722,847)    (1,050,653)
                                                                                -----------    -----------    -----------

Gain on disposition of investment in partnership                                  1,301,766             --             --
                                                                                -----------    -----------    -----------

Income (loss) before extraordinary gain from
  extinguishment of debt                                                            954,238       (722,847)    (1,050,653)
                                                                                -----------    -----------    -----------

Extraordinary gain from extinguishment of debt                                    1,447,005             --             --
                                                                                -----------    -----------    -----------

Net income (loss)                                                               $ 2,401,243    $  (722,847)   $(1,050,653)
                                                                                ===========    ===========    ===========
Income (loss) allocated to General Partners (3%)                                $    72,037    $   (21,685)   $   (31,520)
                                                                                ===========    ===========    ===========
Income (loss) allocated to Limited Partners (97%)                               $ 2,329,206    $  (701,162)   $(1,019,133)
                                                                                ===========    ===========    ===========
Income (loss) per unit of Limited Partnership Interest based
  on 24,837 units outstanding                                                   $     93.78    $    (28.23)   $    (41.03)
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

                                  CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                      For the years ended December 31, 1996, 1995 and 1994


                                                                           General          Limited
                                                                           Partners         Partners             Total
                                                                           ---------       -----------        -----------
Partners' deficit, January 1, 1994                                         $(841,462)      $(5,512,421)       $(6,353,883)

  Net loss                                                                   (31,520)       (1,019,133)        (1,050,653)
                                                                           ---------       -----------        -----------

Partners' deficit, December 31, 1994                                        (872,982)       (6,531,554)        (7,404,536)

  Net loss                                                                   (21,685)         (701,162)          (722,847)
                                                                           ---------       -----------        -----------

Partners' deficit, December 31, 1995                                        (894,667)       (7,232,716)        (8,127,383)

Distribution of $19.49 per Limited
  Partnership Interest                                                            --          (484,073)          (484,073)

  Net income                                                                  72,037         2,329,206          2,401,243
                                                                           ---------       -----------        -----------

Partners' deficit, December 31, 1996                                       $(822,630)      $(5,387,583)       $(6,210,213)
                                                                           =========       ===========        ===========



























                          The accompanying notes are an integral part
                                  of these financial statements.

                                   CAPITAL REALTY INVESTORS, LTD.

                                      STATEMENTS OF CASH FLOWS

                                                                                        For the years ended December 31,
                                                                                      1996            1995           1994
                                                                                   -----------     -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                                                $ 2,401,243     $  (722,847)   $(1,050,653)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Share of (income) loss from partnerships                                          (427,744)       (100,806)       117,238
    Increase in accrued interest receivable
      on advances to partnerships                                                       (6,137)         (6,136)          (648)
    Gain on disposition of investment in partnership                                (1,301,766)             --             --
    Gain on extinguishment of debt                                                  (1,447,005)             --             --
    Payment of purchase money note interest                                                 --              --        (42,163)
    Payment of interest due on investments in partnerships                                  --              --        (96,032)
    Amortization of deferred costs                                                      30,494          31,184         31,184

    Changes in assets and liabilities:
      (Increase) decrease in other assets                                              (33,207)         (2,669)         3,279
      Increase in accrued interest payable                                             617,759         665,545        726,809
      (Decrease) increase in accounts payable                                          (11,062)          3,450        (24,581)
                                                                                   -----------     -----------    -----------
        Net cash used in operating activities                                         (177,425)       (132,279)      (335,567)
                                                                                   -----------     -----------    -----------
Cash flows from investing activities:
  Proceeds from disposition of investment in partnership                             2,793,955              --             --
  Receipt of distributions from partnerships                                           381,770         434,022        433,794
  Repayment of advances to partnerships                                                     --              --          8,135
  Advances to partnerships                                                                  --              --        (72,195)
                                                                                   -----------     -----------    -----------
        Net cash provided by investing activities                                    3,175,725         434,022        369,734
                                                                                   -----------     -----------    -----------
Cash flows from financing activities:
  Pay-off of purchase money notes and related interest                              (2,094,795)             --             --
  Distribution to limited partners                                                    (484,073)             --             --
  Decrease in amount due on investments in partnerships                                     --              --       (185,975)
                                                                                   -----------     -----------    -----------
        Net cash used in financing activities                                       (2,578,868)             --       (185,975)
                                                                                   -----------     -----------    -----------
Net increase (decrease) in cash and cash equivalents                                   419,432         301,743       (151,808)

Cash and cash equivalents, beginning of year                                         1,823,863       1,522,120      1,673,928
                                                                                   -----------     -----------    -----------
Cash and cash equivalents, end of year                                             $ 2,243,295     $ 1,823,863    $ 1,522,120
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

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of both December 31, 1996 and 1995, the Partnership's share of cumulative losses of eleven of the Local Partnerships exceeds the amount of the Partnership's investment in and advances to those Local Partnerships by $7,595,096 and $7,060,300, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. As of December 31, 1996 and 1995, cumulative cash distributions of $2,266,772 and $2,052,712, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

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

     e.   Restricted and unrestricted certificate of deposit
          --------------------------------------------------

          Restricted certificate of deposit as of December 31, 1995 consists of a certificate of deposit with a bank to collateralize a letter of credit of $189,000 by the Partnership issued to satisfy the requirements of its investment in Baltic Plaza. As discussed in Note 2, as of March 28, 1996, the supplemental collateral was no longer required, and the letter of credit was subsequently cancelled. Accordingly, the Partnership's certificate of deposit has been reclassified as unrestricted.

     f.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partnership interests. Such costs were recorded as a reduction of partners' capital when incurred.

     g.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision (credit) has been made for income taxes in these financial statements.

     h.   Use of estimates
          ----------------

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

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of December 31, 1996 and 1995, the Partnership had acquired limited partnership interests in seventeen and eighteen Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate apartment complexes which provide housing principally to the

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     elderly and to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships as of December 31, 1996 and 1995 are as follows:

                                        1996           1995
                                     ----------     ----------
     Purchase money notes due:
       1997                          $1,200,000     $1,350,000
       1998                           3,778,800      5,072,800
                                     ----------     ----------
                                     $4,978,800     $6,422,800
                                     ==========     ==========

          The Partnership's purchase money notes have stated interest rates ranging from 6.00% to 11.10%. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partner-ship's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,200,000 matured on January 1, 1997, as discussed below. The remaining purchase money notes mature in 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 1996, 1995 and 1994 was $617,759, $665,545 and
     $664,477, respectively. The accrued interest on the purchase money notes of $6,370,958 and $7,851,000, as of December 31, 1996 and 1995,
     respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

          On September 19, 1996, the Partnership paid off the purchase money note relating to Tanglewood Apartments Associates I LP (Tanglewood I) at a discount, as discussed below.

          On August 30, 1996, the Partnership paid off one of the purchase money notes in the principal amount of $150,000 relating to Frederick Heights Limited Partnership (Frederick Heights) at a discount, resulting in a gain

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     on extinguishment of debt of $18,224. The remaining purchase money notes related to Frederick Heights in the aggregate principal and accrued interest amount of $500,000 and $117,567, respectively, matured and were paid-off on January 1, 1997. These notes were paid off at their carrying value, hence, the Partnership did not recognize a gain or loss on the extinguishment of the debt.

          The Partnership defaulted on its purchase money note relating to ARA Associates-Shangri-La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of March 10, 1997, principal and accrued interest totalling $700,000 and $770,844, respectively, were due. The Managing General Partner is currently negotiating a five year extension of the purchase money notes with the noteholders. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. The uncertainty regarding the continued ownership of the Partnership's interests in Shallowford Oaks does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------

          The Partnership has a 74.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership. The Partnership received cash distributions from the rental operations of the Local Partnerships totaling $381,770, $434,022 and $433,794 during the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, twelve of the Local Partnerships had surplus cash, as defined by their respective agencies, in the amount of $2,133,429, which is available for distribution in accordance with their respective agencies' regulations.

          The cash distributions to the Partnership from the operations of the rental properties may be limited by U.S. Department of Housing and Urban Development (HUD) regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are required to be placed in a residual receipts account held by the governing

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     state or federal agency for the benefit of the property.

          Upon sale, refinancing or liquidation of each Local Partnership, the proceeds from the sale, refinancing or liquidation shall be distributed in accordance with the respective provisions of each Local Partnership's partnership agreement. In accordance with such provisions, the Partnership would receive from such proceeds its respective percentage interest of any remaining proceeds, after payment of (1) all debts and liabilities of the Local Partnership and certain other items, (2) the Partnership's capital contributions plus certain specified amounts as outlined in each partnership agreement, and (3) certain special distributions to general partners and related entities of the Local Partnership.

     c.   Property matters
          ----------------

          The following table reflects the amounts of advances, and accrued interest thereon, made to the Local Partnerships as of December 31, 1996 and 1995.

                                                    December 31,
                                                1996           1995
                                             -----------    -----------
Local Partnership
-----------------
Frenchman's Wharf I:
  Principal amount of funds advanced         $   305,398    $   305,398

  Accrued interest on advances                   183,102        183,102

Shallowford Oaks Apts:
  Principal amount of funds advanced              72,195         72,195

  Accrued interest on advances                    12,921          6,784
                                             -----------    -----------
                                             $   573,616    $   567,479
                                             ===========    ===========

          The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf I), in conjunction with the Managing General Partner, engaged in extensive negotiations with HUD, holder of the mortgage on the property, to extend the previous workout arrangement related to the mortgage loan on the property which expired December 1993. On April 30, 1996, the local general partner received approval from HUD for a four-year workout. Under the workout agreement, Frenchman's Wharf I will make minimum monthly payments to HUD, consisting of a service charge and tax escrow. Additionally, Frenchman's Wharf I will make monthly interest payments representing approximately 50%, 65%, 85% and 100% of the interest due on the outstanding principal balance of the note for the periods July 1 through June 30 during the years 1996 through 2000, respectively. As of March 10, 1997, Frenchman's Wharf I had made all monthly payments in accordance with the workout arrangement. There is, however, no assurance

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     that the Local Partnership will be able to comply with the terms of the workout arrangement.

          To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both December 31, 1996 and 1995. No advances have been made to Frenchman's Wharf I since March 1987, and the Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf I's loan workout with HUD. These loans, together with accrued interest of $183,102 as of both December 31, 1996 and 1995, are payable from cash flow of Frenchman's Wharf I after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay the loans in accordance with the terms.

          The purchase money notes related to Frenchman's Wharf I in the principal amount of $3,778,800, which were initially due to mature on June 1, 1988, have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money note holders to reach an extension agreement which would be coterminous with the expiration of the HUD workout arrangement. There is no assurance that the noteholders will consent to an extension agreement. As of March 10, 1997, the noteholders had not given consent to an extension agreement.

          The report of the auditors on the financial statements of Frenchman's Wharf I for the year ended December 31, 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage and the expiration of its Section 8 Rental Housing Assistance Payments (HAP) contract with HUD on November 30, 1997. The report of the auditors on the financial statements of Frenchman's Wharf I for the year ended December 31, 1995 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the property's recurring operating deficits and the Local Partnership's default on its mortgage.
     The uncertainty about the Local Partnerships' continued ownership of the property does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf I not produce sufficient value to satisfy the respective purchase money notes, the Partnership's exposure to loss is limited since the amount of nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks to help repay the Local Partnership's outstanding obligations to HUD. This loan, along with accrued interest of $12,921 and $6,784 as of December 31, 1996 and 1995, respectively, is payable from cash flows of Shallowford Oaks after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money notes. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

          On May 23, 1994, the local general partners of Tanglewood I filed a notice of intent to participate under the Low Income Housing Preservation and Resident Home Ownership Act of 1990 (LIHPRHA). On July 11, 1996, the plan of action for the sale of Tanglewood I under the LIHPRHA program was approved by HUD. This program provides incentives to owners of multifamily housing who commit to operate their properties as low to moderate-income housing permanently and who have participated under specific federal subsidy programs (Section 236 or Section 221(d)(3)) for at least 18 years. Incentives available under the LIHPRHA program include selling the property to qualified buyers.

          On September 19, 1996, Tanglewood I sold the property, a 192-unit apartment complex located in Westwego, Louisiana, under the LIHPRHA program to New Orleans Affordable Housing, Inc., a District of Columbia non-profit entity. The sale of the property generated net cash proceeds to the Partnership of approximately $904,000 at the time of sale. Additionally, on January 23, 1997, the Partnership received additional sales proceeds of $31,704 from the release of the property's reserves. The proceeds received were net of approximately $1.9 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain of $2,730,547, of which $1,428,781 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was $4,453,631. The Partnership distributed $484,073 (or $19.49 per Limited Partner unit) to the Limited Partners on October 31, 1996 as a result of the sale of the property. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships. The Managing General Partner of the Partnership and/or its affiliates did not receive any fees for its services relating to the sale of the property.

          In 1989, Sencit Baltic Associates (Baltic Plaza) obtained a letter of credit in the amount of $189,000 which served as supplemental collateral to its mortgage loan. The Partnership funded a certificate of deposit in the amount of $189,000, which was used to collateralize the letter of credit, and as such was classified as a restricted certificate of deposit on the balance sheet as of December 31, 1995. As of March 28, 1996, Baltic Plaza was no longer required to provide supplemental collateral for its mortgage loan, and the letter of credit was subsequently cancelled. Accordingly, the Partnership's certificate of deposit has been reclassified as unrestricted.

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

          Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies or other potential buyers. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance the property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

          Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments (HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to HAP contracts. In 1995 and 1996, HUD released its Reinvention Blueprint and a revision to its Reinvention Blueprint which contained proposals that have come to be known as "Mark-to-Market". Congress, HUD and the Clinton Administration continue to struggle with the Mark-to-Market initiative. This initiative was intended to deal with HUD's increasing burden of funding HAP contracts. Under the initiative, HUD would eliminate the project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. However, with the elimination of the HAP contract, there is no assurance that rental properties would be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. The initiative will impact those properties that have HAP contracts with shorter terms than that of the underlying property mortgage. For instance, some properties may have a 20-year HAP contract while the underlying mortgage has a 40-year term. In the interim, Congress has authorized one-year extensions for properties with HAP contracts expiring during the government's fiscal year 1997, which began October 1, 1996. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for
     Section 8 HAP contracts expiring after fiscal year 1997 is uncertain.

          With the uncertainty surrounding renewals of expiring Section 8 HAP contracts, the Managing General Partner is developing new strategies to deal with the ever changing environment of affordable housing policy. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are a few lenders that

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     will provide additional financing to allow the property to convert to market rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop a strategy that makes economic sense for all parties involved.

     d.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 is as follows:

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                           COMBINED BALANCE SHEETS

                                                                                                       December 31,
                                                                                                   1996           1995
                                                                                               ------------   ------------
Rental property, at cost, net of accumulated depreciation
  of $45,371,886 and $44,203,590                                                               $ 47,596,093   $ 51,922,086

  Land                                                                                            8,029,484      8,354,484
  Other assets                                                                                   14,054,983     13,377,120
                                                                                               ------------   ------------
     Total assets                                                                              $ 69,680,560   $ 73,653,690
                                                                                               ============   ============

Mortgage notes payable                                                                         $ 72,319,143   $ 74,456,588
Other liabilities                                                                                 7,918,946      7,638,224
                                                                                               ------------   ------------
     Total liabilities                                                                           80,238,089     82,094,812

Partners' deficit                                                                               (10,557,529)    (8,441,122)
                                                                                               ------------   ------------
     Total liabilities and partners' deficit                                                   $ 69,680,560   $ 73,653,690
                                                                                               ============   ============

                                COMBINED STATEMENTS OF OPERATIONS

                                                                                     For the years ended December 31,
                                                                                   1996            1995           1994
                                                                               ------------    ------------   ------------
Revenue:
  Rental                                                                       $ 18,796,791    $ 18,756,429   $ 18,103,428
  Interest                                                                          518,861         501,649        389,062
  Other                                                                             276,327         430,203        526,649
                                                                               ------------    ------------   ------------
    Total revenue                                                                19,591,979      19,688,281     19,019,139
                                                                               ------------    ------------   ------------
Expenses:
  Operating                                                                       9,822,276       9,656,615      9,846,610
  Interest                                                                        6,658,337       6,799,235      7,022,133
  Depreciation                                                                    3,386,412       3,369,059      3,382,048
  Amortization                                                                       48,537          35,436         28,665
                                                                               ------------    ------------   ------------
    Total expenses                                                               19,915,562      19,860,345     20,279,456
                                                                               ------------    ------------   ------------
Net loss                                                                       $   (323,583)   $   (172,064)  $ (1,260,317)
                                                                               ============    ============   ============

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          The above rental property and partners' capital (deficit) amounts include $1,700,000 of the Partnership's purchase money notes payable which were issued to partners of the Local Partnerships and $4,123,844 of purchase price paid by the Partnership which had not been recorded in the rental property basis by the Local Partnerships. Accordingly, depreciation expense as reflected above includes $177,980 for the years ended December 31, 1996, 1995 and 1994, to recognize the Partnership's increased depreciable basis for the Local Partnerships' rental properties.

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

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to the taxable loss for the years ended December 31, 1996, 1995 and 1994 is as follows:

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                                                     For the years ended December 31,
                                                                                   1996            1995           1994
                                                                               ------------    ------------   ------------
Financial statement net loss                                                   $   (323,583)   $   (172,064)  $ (1,260,317)

Adjustments:

  Additional tax depreciation using accelerated methods,
    net of depreciation on construction period expenses
    capitalized for financial statement purposes                                   (557,058)       (888,691)    (1,168,016)

  Amortization for financial statement purposes not
    deducted for income tax purposes                                                 48,647          46,717         47,469

  Miscellaneous, net                                                                125,780          72,037       (139,666)
                                                                               ------------    ------------   ------------
Taxable loss                                                                   $   (706,214)   $   (942,001)  $ (2,520,530)
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1996, 1995 and 1994, the Partnership paid $71,142, $58,095 and $69,620, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In addition, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. The amount of the Management Fee shall be equal to .25% of invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:

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

     For each of the years ended December 31, 1996, 1995 and 1994, the Part-nership paid the Managing General Partner a Management Fee of $95,208.

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

     Fees payable to certain general partners (or their designees) under (vi) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment complexes, shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment complexes.

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

would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such amounts were paid to the Managing General Partner and/or its affiliates during 1996, 1995 and 1994.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the limited partners and 3% to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. As defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had cash available for distribution of approximately $218,000, $298,000 and $219,000 for the years ended December 31, 1996, 1995 and
1994, respectively. At December 31, 1996, twelve of the Local Partnerships had surplus cash, as defined by their respective agencies, in the amount of $2,133,429, which is available for distribution to the Partnership in accordance with the respective agencies regulations. On October 31, 1996, the Partnership distributed $484,073 (or $19.49 per Limited Partner unit) to the Limited Partners resulting from the sale of the property relating to the Partnership's
investment in Tanglewood I.   No distributions were declared or paid during 1995
and 1994.

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

     A reconciliation of the Partnership's financial statement net income (loss) to the taxable income (loss) for the years ended December 31, 1996, 1995 and 1994 is as follows:

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
       LOSS TO INCOME TAX LOSS - Continued


                                                                                      For the years ended December 31,
                                                                                   1996            1995           1994
                                                                               ------------    ------------   ------------
Financial statement net income (loss)                                          $  2,401,243    $   (722,847)  $ (1,050,653)

Adjustments:

  Differences between the income tax losses and
    financial statement losses related to the
    Partnership's equity in the Local Partnerships'
    losses                                                                         (897,512)       (782,540)    (2,122,159)

  Amortization for financial statement  purposes
    not deducted for income tax purposes                                            (56,952)        (58,300)       (58,300)

  Difference in gain on disposition of investment
    in partnership                                                                1,723,084
                                                                               ------------    ------------   ------------
Taxable income (loss)                                                          $  3,169,863    $ (1,563,687)  $ (3,231,112)
                                                                               ============    ============   ============


6.   CONTINGENCIES

     In 1990, CRI, as managing general partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by some of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he retired from CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested) by reducing the proposed budget for 1996. The Partnership was not named as a defendant in

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

6.   CONTINGENCIES - Continued

this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. On February 6, 1996, CRI terminated the CMS contract for cause. (The Partnership subsequently retained an independent asset management company to perform functions previously performed by CMS.) Mr. Schwartzberg and CMS responded to the contract termination by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of March 10, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

                          FINANCIAL STATEMENT SCHEDULES

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
              -----------------------------------------------------
                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------


To the Partners
Capital Realty Investors, Ltd.


     In connection with our audit of the financial statements of Capital Realty Investors, Ltd. referred to in our report dated March 10, 1997, which is included in this Form 10-K, we have also audited Schedule III as of December 31, 1996, 1995 and 1994. We did not audit the financial statements for certain of the Local Partnerships in 1996, 1995 and 1994, which are accounted for as described in Note 1c. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                                             Grant Thornton LLP

Vienna, VA
March 10, 1997

                           CAPITAL REALTY INVESTORS, LTD.
                              (a limited partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS, LTD.
                              HAS INVESTED - Continued

                                 December 31, 1996


       COL. A                  COL. B                          COL. C                                  COL. D
--------------------          -------             -------------------------------         -------------------------------
                                                              Initial                           Costs Capitalized
                                                           Cost to Local                            Subsequent
                                                            Partnership                           to Acquisition
                                                  -------------------------------         -------------------------------
                                                                       Building
    Description               Encum-                                     and                                   Carrying
Operating Properties          brances                Land            Improvements         Improvements         Costs (B)
--------------------          -------             -----------        ------------         ------------        -----------
Baltic Plaza                    (A)               $   556,500        $         --         $  8,892,847        $ 1,386,885
 Atlantic City, NJ
 (169 units-elderly
 apartment complex)

Capitol Commons                  (A)                  337,000             925,000            7,460,510            504,635
 Lansing, MI
 (200 units-elderly
 apartment complex)

Court Place                      (A)                  519,821                  --            7,492,277            254,477
  Pekin, IL
  (110 units-elderly;
  50 units-family
  apartment complex)

Frederick Heights                (A)                  319,785           2,035,217            4,054,552                 --
  Frederick, MD
  (156 units-family
  apartment complex)

Frenchman's Wharf I              (A)                2,196,412          10,693,539              383,657                 --
 New Orleans, LA
 (320 units-family
 apartment complex)

Linden Place                     (A)                  731,109                 --             9,932,790            389,892
 Arlington Heights, IL
 (110 units-elderly;
 80 units-family
 apartment complex)

Park Glen                        (A)                  293,524                  --            5,771,545            270,485
 Taylorville, IL
 (125 units-elderly
 apartment complex)


                           CAPITAL REALTY INVESTORS, LTD.
                              (a limited partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS, LTD.
                             HAS INVESTED - Continued

                                 December 31, 1996


       COL. A                  COL. B                          COL. C                                  COL. D
--------------------          -------             -------------------------------         -------------------------------
                                                              Initial                           Costs Capitalized
                                                           Cost to Local                            Subsequent
                                                            Partnership                           to Acquisition
                                                  -------------------------------         -------------------------------
                                                                       Building
    Description               Encum-                                     and                                   Carrying
Operating Properties          brances                Land            Improvements         Improvements         Costs (B)
--------------------          -------             -----------        ------------         ------------        -----------
Shallowford Oaks Apts            (A)                  920,396           6,848,692              946,136                 --
 Chamblee, GA                                     -----------        ------------         ------------        -----------
 (204 units-family
 apartment complex)

 Sub-total                                        $ 5,874,547        $ 20,502,448         $ 44,934,314        $ 2,806,374
                                                  -----------        ------------         ------------        -----------
Aggregate of
  remaining  properties which
  are individually
  less than 5% of the
  total in Column E                                 1,540,655           4,335,362           20,084,421            919,342
                                                  -----------        ------------         ------------        -----------
     Total                                        $ 7,415,202        $ 24,837,810         $ 65,018,735        $ 3,725,716
                                                  ===========        ============         ============        ===========

                          CAPITAL REALTY INVESTORS, LTD.
                             (a limited partnership)

           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
                          LOCAL PARTNERSHIPS IN WHICH
              CAPITAL REALTY INVESTORS, LTD. HAS INVESTED - Continued

                                December 31, 1996

       COL. A                              COL. E                           COL. F        COL. G     COL. H           COL. I
--------------------     -------------------------------------------     ------------     -------    -------     --------------
                                    Gross amount at which                                                           Life upon
                                 carried at close of period                                                         which dep-
                         -------------------------------------------                       Date                    reciation in
                                          Building                        Accumulated       of                    latest income
    Description                             and                          depreciation     Const-       Date        statement is
Operating Properties        Land        Improvements    Total (C) (D)        (D)          ruction    Acquired     computed (years)
--------------------     -----------    ------------    -------------    ------------     -------    --------    ----------------
Baltic Plaza             $   673,807    $ 10,162,425    $  10,836,232    $ (3,477,304)      2/83       6/81            5-40
 Atlantic City, NJ
 (169 units-elderly
 apartment complex)

Capitol Commons              346,103       8,881,042        9,227,145      (4,540,681)      6/82       8/81            5-30
 Lansing, MI
 (200 units-elderly
 apartment complex)

Court Place                  519,821       7,746,754        8,266,575      (3,451,034)      3/83      10/81            5-40
  Pekin, IL
  (110 units-elderly;
  50 units-family
  apartment complex)

Frederick Heights            319,785       6,089,769        6,409,554      (2,825,517)      2/79      10/81            5-40
  Frederick, MD
  (156 units-family
  apartment complex)

Frenchman's Wharf I        2,196,412      11,077,196       13,273,608      (6,125,986)      8/78       9/82            5-30
 New Orleans, LA
 (320 units-family
 apartment complex)

Linden Place                 772,635      10,281,156       11,053,791      (4,857,330)      9/82       3/82            5-30
 Arlington Heights, IL
 (110 units-elderly;
 80 units-family
 apartment complex)

Park Glen                    293,524       6,042,030        6,335,554      (2,692,544)      9/83       8/82            5-30
 Taylorville, IL
 (125 units-elderly
 apartment complex)


                          CAPITAL REALTY INVESTORS, LTD.
                             (a limited partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
                            LOCAL PARTNERSHIPS IN WHICH
             CAPITAL REALTY INVESTORS, LTD. HAS INVESTED - Continued

                                 December 31, 1996

       COL. A                              COL. E                           COL. F        COL. G     COL. H           COL. I
--------------------     -------------------------------------------     ------------     -------    -------     --------------
                                    Gross amount at which                                                           Life upon
                                 carried at close of period                                                         which dep-
                         -------------------------------------------                       Date                    reciation in
                                          Building                        Accumulated       of                    latest income
    Description                             and                          depreciation     Const-       Date        statement is
Operating Properties        Land        Improvements    Total (C) (D)        (D)          ruction    Acquired     computed (years)
--------------------     -----------    ------------    -------------    ------------     -------    --------    ----------------
Shallowford Oaks Apts        920,396       7,794,828        8,715,224      (4,573,479)      7/81       1/82            5-25
 Chamblee, GA            -----------    ------------    -------------    ------------
 (204 units-family
 apartment complex)

 Sub-total               $ 6,042,483    $ 68,075,200    $  74,117,683    $(32,543,875)
                         -----------    ------------    -------------    ------------
Aggregate of
  remaining
  properties which
  are individually
  less than 5% of the
  total in Column E        1,987,001      24,892,779       26,879,780     (12,828,011)
                         -----------    ------------    -------------    ------------
       Total             $ 8,029,484    $ 92,967,979    $ 100,997,463    $(45,371,886)
                         ===========    ============    =============    ============

                         CAPITAL REALTY INVESTORS, LTD.
                             (a limited partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         OF LOCAL PARTNERSHIPS IN WHICH
                   CAPITAL REALTY INVESTORS, LTD. HAS INVESTED

                                December 31, 1996


(A)  Secured by mortgage loans.

(B) Consists of capitalized construction period interest and real estate taxes during construction.

(C) The aggregate cost of land for federal income tax purposes is $7,710,463 and the aggregate costs of buildings and improvements for federal income tax purposes is $91,749,224. The total of the above-mentioned items is $99,459,687.

                           CAPITAL REALTY INVESTORS, LTD.
                             (a limited partnership)

         NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                          OF LOCAL PARTNERSHIPS IN WHICH
              CAPITAL REALTY INVESTORS, LTD. HAS INVESTED - Continued

                                December 31, 1996

(D)  Reconciliation of real estate
     -----------------------------

                                                                                      For the years ended December 31,
                                                                                    1996           1995           1994
                                                                                ------------   ------------   ------------
Balance at beginning of period                                                  $104,480,160   $103,668,284   $102,672,550

Improvements during period:                                                          840,972        959,888        995,734

Deletions during period                                                           (4,323,669)      (148,012)            --
                                                                                ------------   ------------   ------------
Balance at end of period                                                        $100,997,463   $104,480,160   $103,668,284
                                                                                ============   ============   ============


     Reconciliation of accumulated depreciation
     ------------------------------------------


                                                                                      For the years ended December 31,
                                                                                    1996           1995           1994
                                                                                ------------   ------------   ------------
Balance at beginning of period                                                  $ 44,203,590   $ 40,981,892   $ 37,599,844

Depreciation expense for the period, net of deletions                              1,168,296      3,221,698      3,382,048
                                                                                ------------   ------------   ------------
Balance at end of period                                                        $ 45,371,886   $ 44,203,590   $ 40,981,892
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