Form 10-Q
period 1997-03-31
CAPITAL REALTY INVESTORS LTD
filed 1997-04-28
CIK 354521

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    March 31, 1997
                         --------------


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



             Class                         Outstanding at March 31, 1997
----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                         CAPITAL REALTY INVESTORS, LTD.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                                               Page
                                                               ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - March 31, 1997 and
            December 31, 1996 . . . . . . . . . . . . . . .      1

          Statements of Operations - for the three
            months ended March 31, 1997 and 1996  . . . . .      2

          Statements of Cash Flows - for the three
            months ended March 31, 1997 and 1996  . . . . .      3

          Notes to Financial Statements . . . . . . . . . .      4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . .      10

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . .      15

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .      15

Signature   . . . . . . . . . . . . . . . . . . . . . . . .      16

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .      17

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                   CAPITAL REALTY INVESTORS, LTD.

                                           BALANCE SHEETS

                                               ASSETS



                                                                                                 March 31,       December 31,
                                                                                                   1997             1996
                                                                                               ------------      ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $  2,151,155      $  1,976,284
Cash and cash equivalents                                                                         1,802,364         2,243,295
Unrestricted certificate of deposit                                                                      --           189,000
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $327,580 and $321,878, respectively                                   584,840           590,542
Property purchase costs, net of accumulated amortization of
  $85,984 and $84,505, respectively                                                                 150,583           152,062
Other assets                                                                                          3,798            40,592
                                                                                               ------------      ------------
      Total assets                                                                             $  4,692,740      $  5,191,775
                                                                                               ============      ============

                                 LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                                             $  4,478,800      $  4,978,800
Accrued interest payable                                                                          6,370,933         6,370,958
Accounts payable and accrued expenses                                                                46,111            52,230
                                                                                               ------------      ------------
      Total liabilities                                                                          10,895,844        11,401,988
                                                                                               ------------      ------------
Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                                 14,000            14,000
    Limited Partners                                                                             24,837,000        24,837,000
                                                                                               ------------      ------------
                                                                                                 24,851,000        24,851,000
  Less:
    Accumulated distributions to partners                                                          (996,102)         (996,102)
    Offering costs                                                                               (2,689,521)       (2,689,521)
    Accumulated losses                                                                          (27,368,481)      (27,375,590)
                                                                                               ------------      ------------
      Total partners' deficit                                                                    (6,203,104)       (6,210,213)
                                                                                               ------------      ------------
      Total liabilities and partners' deficit                                                  $  4,692,740      $  5,191,775
                                                                                               ============      ============

                         The accompanying notes are an integral part
                                of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                CAPITAL REALTY INVESTORS, LTD.

                                   STATEMENTS OF OPERATIONS

                                         (Unaudited)

                                                                                                For the three months ended
                                                                                                        March 31,
                                                                                               ----------------------------
                                                                                                   1997              1996
                                                                                               ------------      ------------
Share of income from partnerships                                                              $    173,337      $    171,281
                                                                                               ------------      ------------

Other revenue and expenses:
 Revenue:
    Interest income                                                                                  24,307            28,447
                                                                                               ------------      ------------

 Expenses:
    Interest                                                                                        117,542           166,119
    Management fee                                                                                   23,802            23,802
    General and administrative                                                                       25,372            21,467
    Professional fees                                                                                16,638            17,599
    Amortization                                                                                      7,181             7,796
                                                                                               ------------      ------------
                                                                                                    190,535           236,783
                                                                                               ------------      ------------
       Total other revenue and expenses                                                            (166,228)         (208,336)
                                                                                               ------------      ------------

Net income (loss)                                                                                     7,109           (37,055)

Accumulated losses, beginning of period                                                         (27,375,590)      (29,776,833)
                                                                                               ------------      ------------
Accumulated losses, end of period                                                              $(27,368,481)     $(29,813,888)
                                                                                               ============      ============

Income (loss) allocated to General Partners (3%)                                               $        213      $     (1,112)
                                                                                               ============      ============

Income (loss) allocated to Limited Partners (97%)                                              $      6,896      $    (35,943)
                                                                                               ============      ============

Income (loss) per unit of Limited Partnership Interest
  based on 24,837 units outstanding                                                            $       0.28      $      (1.45)
                                                                                               ============      ============





                      The accompanying notes are an integral part
                              of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                               CAPITAL REALTY INVESTORS, LTD.

                                  STATEMENTS OF CASH FLOWS

                                        (Unaudited)

                                                                                               For the three months ended
                                                                                                        March 31,
                                                                                              ----------------------------
                                                                                                  1997            1996
                                                                                              ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                                           $      7,109    $    (37,055)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Share of income from partnerships                                                             (173,337)       (171,281)
    Amortization of deferred costs                                                                   7,181           7,796
    Increase in accrued interest receivable on
      advances to partnerships                                                                      (1,534)         (1,534)

    Changes in assets and liabilities:
      Decrease in other assets                                                                      36,794           1,897
      Increase in accrued interest payable                                                         117,549         166,119
      Decrease in accounts payable and accrued expenses                                             (6,119)        (17,281)
                                                                                              ------------    ------------
         Net cash used in operating activities                                                     (12,357)        (51,339)
                                                                                              ------------    ------------
Cash flows from investing activities:
  Release of restricted cash equivalents                                                                --         189,000
  Maturity of unrestricted certificate of deposit                                                  189,000              --
                                                                                              ------------    ------------
         Net cash provided by investing activities                                                 189,000         189,000
                                                                                              ------------    ------------

Cash flows from financing activities:
  Pay-off of purchase money notes and related interest                                            (617,574)             --
                                                                                              ------------    ------------

Net (decrease) increase in cash and cash equivalents                                              (440,931)        137,661

Cash and cash equivalents, beginning of period                                                   2,243,295       1,823,863
                                                                                              ------------    ------------
Cash and cash equivalents, end of period                                                      $  1,802,364    $  1,961,524
                                                                                              ============    ============








                       The accompanying notes are an integral part
                               of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of Capital Realty Investors, Ltd. (the Partnership) as of March 31, 1997 and December 31, 1996, and the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months ended March 31, 1997 and 1996.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Managing General Partner believes that the dis-closures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1996.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes having a principal balance of $4,478,800, plus accrued interest of $6,370,933 as of March 31, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,200,000 matured on January 1, 1997, as discussed below. The remaining purchase money notes mature in 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1997 and 1996 was $117,542 and $166,119, respectively. The accrued interest payable on the purchase money notes of $6,370,933 and $6,370,958 as of March 31, 1997 and December 31, 1996, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of both March 31, 1997 and December 31, 1996, the Partnership had advanced funds totalling $377,593 to Local Partnerships. There were no funds advanced to the Local Partnerships during the three months ended March 31, 1997.

     On August 30, 1996, the Partnership paid off one of the purchase money notes in the principal amount of $150,000 relating to Frederick Heights Limited Partnership (Frederick Heights) at a discount, resulting in a gain on extinguishment of debt of $18,224. The remaining purchase money notes related to Frederick Heights in the aggregate principal and accrued interest amount of $500,000 and $117,574, respectively, matured and were paid-off on January 1, 1997. These notes were paid off at their carrying value, hence, the Partnership did not recognize a gain or loss on the extinguishment of the debt.

     The Partnership defaulted on its purchase money note relating to ARA Associates-Shangri-La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of April 28, 1997, principal and accrued interest totalling $700,000 and $777,657, respectively, were due. The Managing General Partner is currently negotiating a five year extension of the purchase money note with the noteholder. There is no assurance that any agreement will be reached with the noteholder. As such, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Shallowford Oaks not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks to help repay the Local Partnership's outstanding obligations to the U. S. Department of Housing and Urban Development (HUD). This loan, along with accrued interest of $14,455 and $12,921 as of March 31, 1997 and December 31, 1996, respectively, is payable from cash flows of Shallowford Oaks after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money notes. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     In 1989, the Partnership funded a certificate of deposit in the amount of $189,000, which was used to collateralize a letter of credit which served as supplemental collateral to Sencit Baltic Associates' (Baltic Plaza) mortgage loan. As of March 28, 1996, Baltic Plaza was no longer required to provide supplemental collateral for its mortgage loan, and the letter of credit was subsequently cancelled. On March 18, 1997, the certificate of deposit matured.

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf I), in conjunction with the Managing General Partner, engaged in extensive negotiations with HUD, holder of the mortgage on the property, to extend the previous workout arrangement related to the mortgage loan on the

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

property which expired December 1993. On April 30, 1996, the local general partner received approval from HUD for a four-year workout. Under the workout agreement, Frenchman's Wharf I makes minimum monthly payments to HUD, consisting of a service charge and tax escrow. Additionally, Frenchman's Wharf I makes monthly interest payments representing approximately 50%, 65%, 85% and 100% of the interest due on the outstanding principal balance of the note for the periods July 1 through June 30 during the years 1996 through 2000, respectively. As of April 23, 1997, Frenchman's Wharf I had made all monthly payments in accordance with the workout arrangement. There is, however, no assurance that the Local Partnership will be able to comply with the terms of the workout arrangement.

     To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both March 31, 1997 and December 31, 1996. No advances have been made to Frenchman's Wharf I since March 1987, and the Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf I's loan workout with HUD. These loans, together with accrued interest of $183,102 as of both March 31, 1997 and December 31, 1996, are payable from cash flow of Frenchman's Wharf I after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loans in accordance with the terms.

     The purchase money notes related to Frenchman's Wharf I in the principal amount of $3,778,800, which were initially due to mature on June 1, 1988, have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money note holders to reach an extension agreement which would be coterminous with the expiration of the HUD workout arrangement. There is no assurance that the noteholders will consent to an extension agreement. As of April 23, 1997, the noteholders had not given consent to an extension agreement.

     The report of the auditors on the financial statements of Frenchman's Wharf I for the year ended December 31, 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its
Section 8 Rental Housing Assistance Payments (HAP) contract with HUD on November 30, 1997. The uncertainty about the Local Partnerships' continued ownership of the property does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf I not produce sufficient value to satisfy the respective purchase money notes, the Partnership's exposure to loss is limited since the amount of nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental housing assistance payments provided by HUD pursuant to Section 8 HAP contracts. In 1995 and 1996, HUD released its Reinvention Blueprint and a revision to its Reinvention Blueprint which contained proposals that have come to be known as "Mark-to-Market". Congress, HUD and the Clinton Administration continue to struggle with the Mark-to-Market initiative. This initiative was intended to deal with HUD's increasing burden of funding HAP contracts. Under the initiative, HUD would eliminate the project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. However, with the elimination of the HAP contract, there is no assurance that rental properties would be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. The initiative will impact those properties that have HAP contracts with shorter terms than that of the underlying property mortgage. For instance, some properties may have a 20-year HAP contract while the underlying mortgage has a 40-year term. In the interim, Congress has authorized one-year extensions for properties with HAP contracts expiring during the government's fiscal year 1997, which began October 1, 1996. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1997 is uncertain.

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

     The following are combined statements of operations for the seventeen and eighteen Local Partnerships in which the Partnership has invested as of March 31, 1997 and 1996, respectively. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 For the three months ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                    1997            1996
                                                                                ------------    ------------
Revenue:
  Rental revenue                                                                $  4,550,799    $  4,618,464
  Other                                                                              192,279         264,268
                                                                                ------------    ------------
                                                                                   4,743,078       4,882,732
                                                                                ------------    ------------
Expenses:
  Operating                                                                        2,318,708       2,387,870
  Interest                                                                         1,658,265       1,699,811
  Depreciation and amortization                                                      814,845         851,125
                                                                                ------------    ------------
                                                                                   4,791,818       4,938,806
                                                                                ------------    ------------
Net loss                                                                        $    (48,740)   $    (56,074)
                                                                                ============    ============


     As of March 31, 1997 and December 31, 1996, the Partnership's share of cumulative losses to date for eleven of the seventeen Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $7,816,881 and $7,595,096, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $16,376 and $18,897 for the three months ended March 31, 1997 and March 31, 1996, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses. Additionally, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three-month periods ended March 31, 1997 and 1996.

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

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested) by reducing the proposed budget for 1996. The Partnership was not named as a defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. On February 6, 1996, CRI terminated the CMS contract for cause. (CRI subsequently retained an independent asset management company to perform functions previously performed by CMS.) Mr. Schwartzberg and CMS responded to the contract termination by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of April 23, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,802,364 (or approximately $70.39 per Limited Partner unit) and $2,243,295 (or approximately $87.61 per Limited Partner unit) as of March 31, 1997 and December 31, 1996, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of April 23, 1997, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes having a principal balance of $4,478,800, plus accrued interest of $6,370,933 as of March 31, 1997, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,200,000 matured on January 1, 1997, as discussed below. The remaining purchase money notes mature in 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     On August 30, 1996, the Partnership paid off one of the purchase money notes in the principal amount of $150,000 relating to Frederick Heights Limited Partnership (Frederick Heights) at a discount, resulting in a gain on extinguishment of debt of $18,224. The remaining purchase money notes related to Frederick Heights in the aggregate principal and accrued interest amount of $500,000 and $117,574, respectively, matured and were paid-off on January 1, 1997. These notes were paid off at their carrying value, hence, the Partnership did not recognize a gain or loss on the extinguishment of the debt.

     The Partnership defaulted on its purchase money note relating to ARA Associates-Shangri-La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of April 28, 1997, principal and accrued interest totalling $700,000 and $777,657, respectively,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



were due. The Managing General Partner is currently negotiating a five year extension of the purchase money note with the noteholder. There is no assurance that any agreement will be reached with the noteholder. As such, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Shallowford Oaks not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks to help repay the Local Partnership's outstanding obligations to the U. S. Department of Housing and Urban Development (HUD). This loan, along with accrued interest of $14,455 and $12,921 as of March 31, 1997 and December 31, 1996, respectively, is payable from cash flows of Shallowford Oaks after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money notes. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay any loans in accordance with the terms.

     In 1989, the Partnership funded a certificate of deposit in the amount of $189,000, which was used to collateralize a letter of credit which served as supplemental collateral to Sencit Baltic Associates' (Baltic Plaza) mortgage loan. As of March 28, 1996, Baltic Plaza was no longer required to provide supplemental collateral for its mortgage loan, and the letter of credit was subsequently cancelled. On March 18, 1997, the certificate of deposit matured.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1997, the maturity of the unrestricted certificate of deposit was adequate to support operating cash requirements.
Cash and cash requirements decreased during the three months ended March 31, 1997 as a result of the pay-off of the Frederick Heights purchase money note, as discussed above.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended March 31, 1997 increased from the comparable period in 1996 principally due to the decrease in interest expense due to the pay-off of the Frederick Heights purchase money note, as discussed above. Partially offsetting the increase in net income was an increase in general and administrative expenses due to higher payroll costs and a decrease in interest income due to decreased cash and cash equivalent balances during 1997.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three months ended March 31, 1997 did not include losses of $221,785, compared to excluded losses of $229,214 for the three months ended March 31, 1996.

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf I), in conjunction with the Managing General Partner, engaged in extensive negotiations with HUD, holder of the mortgage on the property, to extend the previous workout arrangement related to the mortgage loan on the property which expired December 1993. On April 30, 1996, the local general partner received approval from HUD for a four-year workout. Under the workout agreement, Frenchman's Wharf I makes minimum monthly payments to HUD, consisting of a service charge and tax escrow. Additionally, Frenchman's Wharf I makes monthly interest payments representing approximately 50%, 65%, 85% and 100% of the interest due on the outstanding principal balance of the note for the periods July 1 through June 30 during the years 1996 through 2000, respectively. As of April 23, 1997, Frenchman's Wharf I had made all monthly payments in accordance with the workout arrangement. There is, however, no assurance that the Local Partnership will be able to comply with the terms of the workout arrangement.

     To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both March 31, 1997 and December 31, 1996. No advances have been made to Frenchman's Wharf I since March 1987, and the Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf I's loan workout with HUD. These loans, together with accrued interest of $183,102 as of both March 31, 1997 and December 31, 1996, are payable from cash flow of Frenchman's Wharf I after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay the loans in accordance with the terms.

     The purchase money notes related to Frenchman's Wharf I in the principal amount of $3,778,800, which were initially due to mature on June 1, 1988, have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money note holders to reach an extension agreement which would be coterminous with the expiration of the HUD workout arrangement. There is no assurance that the noteholders will consent to an extension agreement. As of April 23, 1997, the noteholders had not given consent to an extension agreement.

     The report of the auditors on the financial statements of Frenchman's Wharf I for the year ended December 31, 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its
Section 8 Rental Housing Assistance Payments (HAP) contract with HUD on November 30, 1997. The uncertainty about the Local Partnerships' continued ownership of the property does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Frenchman's Wharf I not produce sufficient value to satisfy the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



respective purchase money notes, the Partnership's exposure to loss is limited since the amount of nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental housing assistance payments provided by HUD pursuant to Section 8 HAP contracts. In 1995 and 1996, HUD released its Reinvention Blueprint and a revision to its Reinvention Blueprint which contained proposals that have come to be known as "Mark-to-Market". Congress, HUD and the Clinton Administration continue to struggle with the Mark-to-Market initiative. This initiative was intended to deal with HUD's increasing burden of funding HAP contracts. Under the initiative, HUD would eliminate the project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. However, with the elimination of the HAP contract, there is no assurance that rental properties would be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. The initiative will impact those properties that have HAP contracts with shorter terms than that of the underlying property mortgage. For instance, some properties may have a 20-year HAP contract while the underlying mortgage has a 40-year term. In the interim, Congress has authorized one-year extensions for properties with HAP contracts expiring during the government's fiscal year 1997, which began October 1, 1996. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1997 is uncertain.

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

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested) by reducing the proposed budget for 1996. The Partnership was not named as a defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. On February 6, 1996, CRI terminated the CMS contract for cause. (CRI subsequently retained an independent asset management company to perform functions previously performed by CMS.) Mr. Schwartzberg and CMS responded to the contract termination by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of April 23, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money note relating to ARA Associates-Shangri-La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of April 28, 1997, principal and accrued interest totalling $700,000 and $777,657, respectively, were due. The Managing General Partner is currently negotiating a five year extension of the purchase money note with the noteholder. There is no assurance that any agreement will be reached with the noteholder. As such, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Shallowford Oaks not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1997.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAPITAL REALTY INVESTORS, LTD.
                                                  (Registrant)


                                        By:  C.R.I., Inc.
                                             Managing General Partner


April 28, 1997                          By:  /s/ Susan R. Campbell
---------------------------                  ---------------------------------
Date                                         Susan R. Campbell
                                             Senior Vice President



                                             Signing on behalf of the
                                               Registrant and as Acting
                                               Chief Accounting Officer,
                                               Principal Financial and
                                               Principal Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically