Form 10-Q
period 1997-06-30
CAPITAL REALTY INVESTORS LTD
filed 1997-07-18
CIK 354521

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1997
                         -------------


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



             Class                         Outstanding at June 30, 1997
----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                         CAPITAL REALTY INVESTORS, LTD.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997





                                                                      Page
                                                                      ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - June 30, 1997 and
            December 31, 1996 . . . . . . . . . . . . . . . . . .      1

          Statements of Operations - for the three and six
            months ended June 30, 1997 and 1996 . . . . . . . . .      2

          Statements of Cash Flows - for the six
            months ended June 30, 1997 and 1996 . . . . . . . . .      3

          Notes to Financial Statements . . . . . . . . . . . . .      4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . .      11

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . .      17

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .      17

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . .      18

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .      19

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CAPITAL REALTY INVESTORS, LTD.

                                  BALANCE SHEETS

                                      ASSETS



                                                                                                 June 30,        December 31,
                                                                                                   1997             1996
                                                                                               ------------      ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $  1,994,802      $  1,976,284
Cash and cash equivalents                                                                         2,056,260         2,243,295
Unrestricted certificate of deposit                                                                      --           189,000
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $333,283 and $321,878, respectively                                   579,137           590,542
Property purchase costs, net of accumulated amortization of
  $87,462 and $84,505, respectively                                                                 149,105           152,062
Other assets                                                                                          6,013            40,592
                                                                                               ------------      ------------
      Total assets                                                                             $  4,785,317      $  5,191,775
                                                                                               ============      ============

                              LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                                             $  4,478,800      $  4,978,800
Accrued interest payable                                                                          6,488,482         6,370,958
Accounts payable and accrued expenses                                                                62,547            52,230
                                                                                               ------------      ------------
      Total liabilities                                                                          11,029,829        11,401,988
                                                                                               ------------      ------------
Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                                 14,000            14,000
    Limited Partners                                                                             24,837,000        24,837,000
                                                                                               ------------      ------------
                                                                                                 24,851,000        24,851,000
  Less:
    Accumulated distributions to partners                                                          (996,102)         (996,102)
    Offering costs                                                                               (2,689,521)       (2,689,521)
    Accumulated losses                                                                          (27,409,889)      (27,375,590)
                                                                                               ------------      ------------
      Total partners' deficit                                                                    (6,244,512)       (6,210,213)
                                                                                               ------------      ------------
      Total liabilities and partners' deficit                                                  $  4,785,317      $  5,191,775
                                                                                               ============      ============

                       The accompanying notes are an integral part
                             of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                              CAPITAL REALTY INVESTORS, LTD.

                                 STATEMENTS OF OPERATIONS

                                       (Unaudited)


                                                            For the three months ended             For the six months ended
                                                                     June 30,                               June 30,
                                                           ----------------------------          ----------------------------
                                                               1997            1996                  1997            1996
                                                           ------------    ------------          ------------    ------------
Share of income from partnerships                          $    118,191    $    164,723          $    291,528    $    336,004
                                                           ------------    ------------          ------------    ------------

Other revenue and expenses:
 Revenue:
    Interest income                                              27,944          28,369                52,251          56,816
                                                           ------------    ------------          ------------    ------------

 Expenses:
    Interest                                                    117,549         166,119               235,091         332,238
    Management fee                                               23,802          23,802                47,604          47,604
    General and administrative                                   22,688          20,522                48,060          41,989
    Professional fees                                            16,323          17,381                32,961          34,980
    Amortization                                                  7,181           7,796                14,362          15,592
                                                           ------------    ------------          ------------    ------------
                                                                187,543         235,620               378,078         472,403
                                                           ------------    ------------          ------------    ------------
       Total other revenue and expenses                        (159,599)       (207,251)             (325,827)       (415,587)
                                                           ------------    ------------          ------------    ------------

Net loss                                                        (41,408)        (42,528)              (34,299)        (79,583)

Accumulated losses, beginning of period                     (27,368,481)    (29,813,888)          (27,375,590)    (29,776,833)
                                                           ------------    ------------          ------------    ------------
Accumulated losses, end of period                          $(27,409,889)   $(29,856,416)         $(27,409,889)   $(29,856,416)
                                                           ============    ============          ============    ============

Loss allocated to General Partners (3%)                    $     (1,242)   $     (1,275)         $     (1,029)   $     (2,387)
                                                           ============    ============          ============    ============

Loss allocated to Limited Partners (97%)                   $    (40,166)   $    (41,253)         $    (33,270)   $    (77,196)
                                                           ============    ============          ============    ============

Loss per unit of Limited Partnership Interest
  based on 24,837 units outstanding                        $      (1.62)   $      (1.66)         $      (1.34)   $      (3.11)
                                                           ============    ============          ============    ============




                       The accompanying notes are an integral part
                              of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                               CAPITAL REALTY INVESTORS, LTD.

                                 STATEMENTS OF CASH FLOWS

                                        (Unaudited)

                                                                                                  For the six months ended
                                                                                                           June 30,
                                                                                                ----------------------------
                                                                                                    1997            1996
                                                                                                ------------    ------------
Cash flows from operating activities:
  Net loss                                                                                      $    (34,299)   $    (79,583)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Share of income from partnerships                                                               (291,528)       (336,004)
    Amortization of deferred costs                                                                    14,362          15,592
    Increase in accrued interest receivable on
      advances to partnerships                                                                        (3,068)         (3,068)

    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                             34,579          (1,077)
      Increase in accrued interest payable                                                           235,098         332,238
      Increase (decrease) in accounts payable and accrued expenses                                    10,317          (5,232)
                                                                                                ------------    ------------
         Net cash used in operating activities                                                       (34,539)        (77,134)
                                                                                                ------------    ------------
Cash flows from investing activities:
  Release of restricted cash equivalents                                                                  --         189,000
  Receipt of distributions from partnerships                                                         276,078         162,026
  Maturity of unrestricted certificate of deposit                                                    189,000              --
                                                                                                ------------    ------------
         Net cash provided by investing activities                                                   465,078         351,026
                                                                                                ------------    ------------

Cash flows from financing activities:
  Pay-off of purchase money notes and related interest                                              (617,574)             --
                                                                                                ------------    ------------

Net (decrease) increase in cash and cash equivalents                                                (187,035)        273,892

Cash and cash equivalents, beginning of period                                                     2,243,295       1,823,863
                                                                                                ------------    ------------
Cash and cash equivalents, end of period                                                        $  2,056,260    $  2,097,755
                                                                                                ============    ============







                      The accompanying notes are an integral part
                            of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of Capital Realty Investors, Ltd. (the Partnership) as of June 30, 1997 and December 31, 1996, and the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

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

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes having a principal balance of $4,478,800, plus accrued interest of $6,488,482 as of June 30, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,200,000 matured on January 1, 1997, as discussed below. The remaining purchase money notes in an aggregate principal amount of $3,778,800 mature June 1, 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1997 was $117,549 and $235,091, respectively, and $166,119 and $332,238 for the three and six months ended June 30, 1996, respectively. The accrued interest payable on the purchase money notes of $6,488,482 and $6,370,958 as of June 30, 1997 and December 31, 1996,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of both June 30, 1997 and December 31, 1996, the Partnership had advanced funds totalling $377,593 to Local Partnerships. There were no funds advanced to the Local Partnerships during the six months ended June 30, 1997.

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

     The Partnership defaulted on its purchase money note relating to ARA Associates-Shangri-La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of July 18, 1997, principal and accrued interest totalling $700,000 and $788,919, respectively, were due. The Managing General Partner has proposed to extend the note until November 2001, coterminous with the maturity of the Local Partnership's provisional workout agreement with the U. S. Department of Housing and Urban Development
(HUD), and as of July 16, 1997, the Managing General Partner is awaiting a response from the purchase money note holder. There is no assurance that any agreement will be reached with the noteholder. As such, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Shallowford Oaks not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks to help repay the Local Partnership's outstanding obligations to HUD. This loan, along with accrued interest of $15,989 and $12,921 as of June 30, 1997 and December 31, 1996, respectively, is payable from cash flows of Shallowford Oaks after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money note. As the Partnership currently is in default on the purchase money note related to Shallowford Oaks, as discussed above, it is unlikely that the Partnership will receive any repayment of the loan. Even if the Partnership does not lose its interest in Shallowford Oaks, there is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay the loan in accordance with its terms.

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

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf I), in conjunction with the Managing General Partner, engaged in extensive negotiations with HUD, holder of the mortgage on the property, to extend the previous workout arrangement related to the mortgage loan on the property which expired December 1993. On April 30, 1996, the local general partner received approval from HUD for a four-year workout. Under the workout agreement, Frenchman's Wharf I is to make minimum monthly payments to HUD, including a service charge and tax escrow. Additionally, Frenchman's Wharf I is to make monthly interest payments representing approximately 50%, 65%, 85% and 100% of the interest due on the outstanding principal balance of the note for the periods July 1 through June 30 during the years 1996 through 2000, respectively. As of July 16, 1997, Frenchman's Wharf I had made all monthly payments in accordance with the workout arrangement. There is, however, no assurance that the Local Partnership will be able to continue to comply with the terms of the workout arrangement.

     To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both June 30, 1997 and December 31, 1996. No advances have been made to Frenchman's Wharf I since March 1987, and the Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf I's loan workout with HUD. These loans, together with accrued interest of $183,102 as of both June 30, 1997 and December 31, 1996, are payable from cash flow of Frenchman's Wharf I after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loans in accordance with the terms.

     The purchase money notes related to Frenchman's Wharf I in the principal amount of $3,778,800, which were initially due to mature on June 1, 1988, have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money note holders to reach an extension agreement which would be coterminous with the expiration of the HUD workout arrangement. As of July 16, 1997, the noteholders had not given consent to an extension agreement. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I after June 1, 1998. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf I does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Frenchman's Wharf I not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The report of the auditors on the financial statements of Frenchman's Wharf I for the year ended December 31, 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its
Section 8 Rental Housing Assistance Payments (HAP) contract with HUD on November 30, 1997. The uncertainty about the Local Partnerships' continued ownership of the property does not impact the Partnership's financial condition because the amount of the Partnership's nonrecourse indebtedness related to this property exceeds the carrying value of the investment in and advances to the Local Partnership, as discussed above.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental housing assistance payments provided by HUD pursuant to Section 8 HAP contracts. In 1995 and 1996, HUD released its Reinvention Blueprint and a revision to its Reinvention Blueprint which contained proposals that have come to be known as "Mark-to-Market". Congress, HUD and the Clinton Administration continue to struggle with the Mark-to-Market initiative. This initiative was intended to deal with HUD's increasing burden of funding HAP contracts. Under the initiative, HUD would eliminate the project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. The initiative will impact those properties that have HAP contracts with shorter terms than that of the underlying property mortgage. For instance, some properties may have a 20-year HAP contract while the underlying mortgage has a 40-year term. In the interim, Congress has authorized one-year extensions for properties with HAP contracts expiring during the government's fiscal year 1997, which began October 1, 1996. In light of recent political scrutiny of appropriations for HUD programs, a one year extension of Section 8 HAP contracts expiring during the government's fiscal year 1998 is possible, however, such an extension as well as continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1998 is uncertain. The Section 8 HAP contract for the following properties expires during the government's fiscal year 1998:

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                       Units
                                                   Authorized for       Expiration of
                                 Number of        Rental Assistance       Section 8
       Property                 Rental Units       Under Section 8      HAP Contract
       --------                 ------------      -----------------     -------------
       Frenchman's Wharf I         320                   31                11/30/97
       Shallowford Oaks            204                   41                07/31/98


     With the potential elimination of the HAP contract, there is no assurance that these rental properties would be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service.

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

     The following are combined statements of operations for the seventeen and eighteen Local Partnerships in which the Partnership has invested as of June 30, 1997 and 1996, respectively. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                       COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the three months ended        For the six months ended
                                                                          June 30,                          June 30,
                                                                ----------------------------     ----------------------------
                                                                    1997            1996             1997            1996
                                                                ------------    ------------     ------------    ------------
Revenue:
  Rental revenue                                                $  4,520,649    $  4,672,849     $  9,071,448    $  9,291,313
  Other                                                              176,871         267,039          369,150         531,307
                                                                ------------    ------------     ------------    ------------
                                                                   4,697,520       4,939,888        9,440,598       9,822,620
                                                                ------------    ------------     ------------    ------------
Expenses:
  Operating                                                        2,371,119       2,429,523        4,689,827       4,817,393
  Interest                                                         1,658,262       1,699,810        3,316,527       3,399,621
  Depreciation and amortization                                      814,838         851,127        1,629,683       1,702,252
                                                                ------------    ------------     ------------    ------------
                                                                   4,844,219       4,980,460        9,636,037       9,919,266
                                                                ------------    ------------     ------------    ------------
Net loss                                                        $   (146,699)   $    (40,572)    $   (195,439)   $    (96,646)
                                                                ============    ============     ============    ============


     As of June 30, 1997 and December 31, 1996, the Partnership's share of cumulative losses to date for ten and eleven, respectively, of the seventeen Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $8,076,996 and $7,595,096, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $17,396 and $33,772 for the three and six months ended June 30, 1997, respectively, and $16,047 and $34,944 for the three and six months ended June 30, 1996, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses. Additionally, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 and $47,604 for the three and six months, respectively, ended June 30, 1997 and 1996.

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

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of July 16, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $2,056,260 (or approximately $80.31 per Limited Partner unit) and $2,243,295 (or approximately $87.61 per Limited Partner unit) as of June 30, 1997 and December 31, 1996, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of July 16, 1997, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes having a principal balance of $4,478,800, plus accrued interest of $6,488,482 as of June 30, 1997, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,200,000 matured on January 1, 1997, as discussed below. The remaining purchase money notes in an aggregate principal amount of $3,778,800 mature June 1, 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

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

     The Partnership defaulted on its purchase money note relating to ARA Associates-Shangri-La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of July 18, 1997, principal

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



and accrued interest totalling $700,000 and $788,919, respectively, were due. The Managing General Partner has proposed to extend the note until November 2001, coterminous with the maturity of the Local Partnership's provisional workout agreement with the U. S. Department of Housing and Urban Development
(HUD), and as of July 18, 1997, the Managing General Partner is awaiting a response from the purchase money note holder. There is no assurance that any agreement will be reached with the noteholder. As such, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Shallowford Oaks not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks to help repay the Local Partnership's outstanding obligations to HUD. This loan, along with accrued interest of $15,989 and $12,921 as of June 30, 1997 and December 31, 1996, respectively, is payable from cash flows of Shallowford Oaks after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money note. As the Partnership currently is in default on the purchase money note related to Shallowford Oaks, as discussed above, it is unlikely that the Partnership will receive any repayment of the loan. Even if the Partnership does not lose its interest in Shallowford Oaks, there is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay the loan in accordance with its terms.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1997, receipt of distributions from Local Partnerships and the maturity of the unrestricted certificate of deposit were adequate to support operating cash requirements. Cash and cash requirements decreased during the six months ended June 30, 1997 as a result of the pay-off of the Frederick Heights purchase money notes, as discussed above.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three and six months ended June 30, 1997 decreased from the comparable period in 1996 principally due to the decrease in interest expense due to the pay-off of the Frederick Heights purchase money notes, as discussed above. Partially offsetting the decrease in net loss was a decrease in share of income from partnerships primarily due to higher operating and maintenance costs at one property.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1997 did not include losses of $260,115 and $481,900, respectively, compared to excluded losses of $205,988 and $435,202, for the three and six months ended June 30, 1996, respectively.

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf I), in conjunction with the Managing General Partner, engaged in extensive negotiations with HUD, holder of the mortgage on the property, to extend the previous workout arrangement related to the mortgage loan on the property which expired December 1993. On April 30, 1996, the local general partner received approval from HUD for a four-year workout. Under the workout agreement, Frenchman's Wharf I is to make minimum monthly payments to HUD, including of a service charge and tax escrow. Additionally, Frenchman's Wharf I is to make monthly interest payments representing approximately 50%, 65%, 85% and 100% of the interest due on the outstanding principal balance of the note for the periods July 1 through June 30 during the years 1996 through 2000, respectively. As of July 16, 1997, Frenchman's Wharf I had made all monthly payments in accordance with the workout arrangement. There is, however, no assurance that the Local Partnership will be able to continue to comply with the terms of the workout arrangement.

     To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both June 30, 1997 and December 31, 1996. No advances have been made to Frenchman's Wharf I since March 1987, and the Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf I's loan workout with HUD. These loans, together with accrued interest of $183,102 as of both June 30, 1997 and December 31, 1996, are payable from cash flow of Frenchman's Wharf I after payment of first-mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay the loans in accordance with the terms.

     The purchase money notes related to Frenchman's Wharf I in the principal amount of $3,778,800, which were initially due to mature on June 1, 1988, have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money note holders to reach an extension agreement which would be coterminous

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



with the expiration of the HUD workout arrangement. As of July 16, 1997, the noteholders had not given consent to an extension agreement. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I after June 1, 1998. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf I does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Frenchman's Wharf I not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The report of the auditors on the financial statements of Frenchman's Wharf I for the year ended December 31, 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its
Section 8 Rental Housing Assistance Payments (HAP) contract with HUD on November 30, 1997. The uncertainty about the Local Partnerships' continued ownership of the property does not impact the Partnership's financial condition because the amount of the Partnership's nonrecourse indebtedness related to this property exceeds the carrying value of the investment in and advances to the Local Partnership, as discussed above.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental housing assistance payments provided by HUD pursuant to Section 8 HAP contracts. In 1995 and 1996, HUD released its Reinvention Blueprint and a revision to its Reinvention Blueprint which contained proposals that have come to be known as "Mark-to-Market". Congress, HUD and the Clinton Administration continue to struggle with the Mark-to-Market initiative. This initiative was intended to deal with HUD's increasing burden of funding HAP contracts. Under the initiative, HUD would eliminate the project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. The initiative will impact those properties that have HAP contracts with shorter terms than that of the underlying property mortgage. For instance, some properties may have a 20-year HAP contract while the underlying mortgage has a 40-year term. In the interim, Congress has authorized one-year extensions for

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



properties with HAP contracts expiring during the government's fiscal year 1997, which began October 1, 1996. In light of recent political scrutiny of appropriations for HUD programs, a one year extension of Section 8 HAP contracts expiring during the government's fiscal year 1998 is possible, however, such an extension as well as continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1998 is uncertain. The Section 8 HAP contract for the following properties expires during the government's fiscal year 1998:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------




                                                       Units
                                                   Authorized for       Expiration of
                                 Number of        Rental Assistance       Section 8
       Property                 Rental Units       Under Section 8      HAP Contract
       --------                 ------------      -----------------     -------------
       Frenchman's Wharf I         320                   31                11/30/97
       Shallowford Oaks            204                   41                07/31/98


     With the potential elimination of the HAP contract, there is no assurance that these rental properties would be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service.

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

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of July 16, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money note relating to ARA Associates-Shangri-La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of July 18, 1997, principal and accrued interest totalling $700,000 and $788,919, respectively, were due. The Managing General Partner has proposed to extend the note until November 2001, coterminous with the maturity of the Local Partnership's provisional workout agreement with the U. S. Department of Housing and Urban Development
(HUD), and as of July 18, 1997, the Managing General Partner is awaiting a response from the purchase money note holder. There is no assurance that any agreement will be reached with the noteholder. As such, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Shallowford Oaks not produce sufficient value to satisfy the

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1997.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAPITAL REALTY INVESTORS, LTD.
                                                  (Registrant)


                                        By:  C.R.I., Inc.
                                             Managing General Partner


July 18, 1997                           By:  /s/ Susan R. Campbell
---------------------------                  ---------------------------------
Date                                         Susan R. Campbell
                                             Executive Vice President and Chief
                                               Operating Officer


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