Form 10-Q
period 1997-09-30
CAPITAL REALTY INVESTORS LTD
filed 1997-10-24
CIK 354521

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1997
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
[X] Yes   [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



             Class                      Outstanding at September 30, 1997
----------------------------------      ---------------------------------
     (Not applicable)                             (Not applicable)

                         CAPITAL REALTY INVESTORS, LTD.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997





                                                                      Page
                                                                      ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - September 30, 1997 and
            December 31, 1996 . . . . . . . . . . . . . . . . . .      1

          Statements of Operations - for the three and nine
            months ended September 30, 1997 and 1996  . . . . . .      2

          Statements of Cash Flows - for the nine
            months ended September 30, 1997 and 1996  . . . . . .      3

          Notes to Financial Statements . . . . . . . . . . . . .      4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . .      12

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . .      19

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .      19

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . .      20

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .      21

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                           CAPITAL REALTY INVESTORS, LTD.

                                   BALANCE SHEETS

                                       ASSETS


                                                                                               September 30,     December 31,
                                                                                                   1997             1996
                                                                                               -------------     ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $  2,146,449      $  1,976,284
Cash and cash equivalents                                                                         2,143,490         2,243,295
Unrestricted certificate of deposit                                                                      --           189,000
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $338,986 and $321,878, respectively                                   573,434           590,542
Property purchase costs, net of accumulated amortization of
  $88,940 and $84,505, respectively                                                                 147,627           152,062
Other assets                                                                                          6,887            40,592
                                                                                               ------------      ------------
      Total assets                                                                             $  5,017,887      $  5,191,775
                                                                                               ============      ============

                                  LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                                             $  4,478,800      $  4,978,800
Accrued interest payable                                                                          6,606,031         6,370,958
Accounts payable and accrued expenses                                                                66,565            52,230
                                                                                               ------------      ------------
      Total liabilities                                                                          11,151,396        11,401,988
                                                                                               ------------      ------------
Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                 14,000            14,000
    Limited Partners                                                                             24,837,000        24,837,000
                                                                                               ------------      ------------
                                                                                                 24,851,000        24,851,000
  Less:
    Accumulated distributions to partners                                                          (996,102)         (996,102)
    Offering costs                                                                               (2,689,521)       (2,689,521)
    Accumulated losses                                                                          (27,298,886)      (27,375,590)
                                                                                               ------------      ------------
      Total partners' deficit                                                                    (6,133,509)       (6,210,213)
                                                                                               ------------      ------------
      Total liabilities and partners' deficit                                                  $  5,017,887      $  5,191,775
                                                                                               ============      ============

                       The accompanying notes are an integral part
                             of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                             CAPITAL REALTY INVESTORS, LTD.

                                STATEMENTS OF OPERATIONS

                                       (Unaudited)

                                                                 For the three months ended       For the nine months ended
                                                                         September 30,                    September 30,
                                                                ----------------------------     ----------------------------
                                                                    1997            1996             1997            1996
                                                                ------------    ------------     ------------    ------------
Share of income from partnerships                               $    265,503    $    270,603     $    557,031    $    606,607
                                                                ------------    ------------     ------------    ------------

Other revenue and expenses:
 Revenue:
    Interest income                                                   29,523          30,094           81,774          86,910
                                                                ------------    ------------     ------------    ------------
 Expenses:
    Interest                                                         117,549         160,472          352,640         492,710
    Management fee                                                    23,802          23,802           71,406          71,406
    General and administrative                                        20,447          21,088           68,507          63,077
    Professional fees                                                 15,044          16,248           48,005          51,228
    Amortization                                                       7,181           7,720           21,543          23,312
                                                                ------------    ------------     ------------    ------------
                                                                     184,023         229,330          562,101         701,733
                                                                ------------    ------------     ------------    ------------
       Total other revenue and expenses                             (154,500)       (199,236)        (480,327)       (614,823)
                                                                ------------    ------------     ------------    ------------

Income (loss) before gain on disposition
  of investment in partnership                                       111,003          71,367           76,704          (8,216)

Gain on disposition of investment in
  partnership                                                             --         715,549               --         715,549
                                                                ------------    ------------     ------------    ------------
Income before extraordinary gain from
  extinguishment of debt                                             111,003         786,916           76,704         707,333
Extraordinary gain from extinguishment of debt                            --       1,782,128               --       1,782,128
                                                                ------------    ------------     ------------    ------------
Net income                                                           111,003       2,569,044           76,704       2,489,461
Accumulated losses, beginning of period                          (27,409,889)    (29,856,416)     (27,375,590)    (29,776,833)
                                                                ------------    ------------     ------------    ------------
Accumulated losses, end of period                               $(27,298,886)   $(27,287,372)    $(27,298,886)   $(27,287,372)
                                                                ============    ============     ============    ============
Income allocated to General Partners (3%)                       $      3,330    $     77,071     $      2,301    $     74,684
                                                                ============    ============     ============    ============
Income allocated to Limited Partners (97%)                      $    107,673    $  2,491,973     $     74,403    $  2,414,777
                                                                ============    ============     ============    ============
Income per unit of Limited Partnership Interest
  based on 24,837 units outstanding                             $       4.34    $     100.33     $       3.00    $      97.22
                                                                ============    ============     ============    ============

                        The accompanying notes are an integral part
                               of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                CAPITAL REALTY INVESTORS, LTD.

                                  STATEMENTS OF CASH FLOWS

                                       (Unaudited)

                                                                                               For the nine months ended
                                                                                                      September 30,
                                                                                              ----------------------------
                                                                                                  1997            1996
                                                                                              ------------    ------------
Cash flows from operating activities:
  Net income                                                                                  $     76,704    $  2,489,461
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Share of income from partnerships                                                             (557,031)       (606,607)
    Amortization of deferred costs                                                                  21,543          23,312
    Increase in accrued interest receivable on
      advances to partnerships                                                                      (4,602)         (4,602)
    Gain on disposition of investment in partnership                                                    --        (715,549)
    Gain on extinguishment of debt                                                                      --      (1,782,128)

    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                           33,705            (203)
      Increase in accrued interest payable                                                         352,647         492,710
      Increase in accounts payable and accrued expenses                                             14,335         147,072
                                                                                              ------------    ------------
         Net cash (used in) provided by operating activities                                       (62,699)         43,466
                                                                                              ------------    ------------
Cash flows from investing activities:
  Proceeds from disposition of investment in partnership                                                --       2,354,802
  Release of restricted cash equivalents                                                                --         189,000
  Receipt of distributions from partnerships                                                       391,468         291,046
  Maturity of unrestricted certificate of deposit                                                  189,000              --
                                                                                              ------------    ------------
         Net cash provided by investing activities                                                 580,468       2,834,848
                                                                                              ------------    ------------

Cash flows from financing activities:
  Pay-off of purchase money notes and related interest                                            (617,574)     (1,759,673)
                                                                                              ------------    ------------
Net (decrease) increase in cash and cash equivalents                                               (99,805)      1,118,641

Cash and cash equivalents, beginning of period                                                   2,243,295       1,823,863
                                                                                              ------------    ------------
Cash and cash equivalents, end of period                                                      $  2,143,490    $  2,942,504
                                                                                              ============    ============





                      The accompanying notes are an integral part
                            of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of Capital Realty Investors, Ltd. (the Partnership) as of September 30, 1997 and December 31, 1996, and the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Managing General Partner believes that the dis-closures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1996.

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes having a principal balance of $4,478,800, plus accrued interest of $6,606,031 as of September 30, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,200,000 matured on January 1, 1997, as discussed below. The remaining purchase money notes in an aggregate principal amount of $3,778,800 mature June 1, 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30, 1997 was $117,549 and $352,640, respectively, and $160,472 and $492,710 for the three and nine months ended September 30, 1996, respectively. The accrued interest payable on the purchase money notes of $6,606,031 and $6,370,958 as of September 30, 1997 and December 31, 1996, respectively, is due on the respective maturity dates of the purchase

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

     As of both September 30, 1997 and December 31, 1996, the Partnership had advanced funds totalling $377,593 to Local Partnerships. There were no funds advanced to the Local Partnerships during the nine months ended September 30, 1997.

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

     The Partnership defaulted on its purchase money note relating to ARA Associates-Shangri-La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of October 24, 1997, principal and accrued interest totalling $700,000 and $802,406, respectively, were due. The Managing General Partner has proposed to extend the note until November 2001, coterminous with the maturity of the Local Partnership's provisional workout agreement with the U. S. Department of Housing and Urban Development (HUD), and as of October 24, 1997, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that any agreement will be reached with the noteholder. As such, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Shallowford Oaks not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited, as the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks to help repay the Local Partnership's outstanding obligations to HUD. This loan, along with accrued interest of $15,989 and $12,921 as of September 30, 1997 and December 31, 1996, respectively, is payable from cash flows of Shallowford Oaks after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money note. As the Partnership currently is in default on the purchase money note related to Shallowford Oaks, as discussed above, it is unlikely that the Partnership will receive any repayment of the loan. Even if the Partnership does not lose its interest in Shallowford Oaks, there is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay the loan in accordance with its terms.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The Managing General Partner has been informed that the lender that purchased the mortgage loan on Shallowford Oaks from HUD wishes to perform an audit of the Local Partnership. The local managing general partner of Shallowford Oaks has retained legal counsel to contest the lender's purported audit rights.

     In 1989, the Partnership funded a certificate of deposit in the amount of $189,000, which was used to collateralize a letter of credit which served as supplemental collateral for Sencit Baltic Associates' (Baltic Plaza) mortgage loan. As of March 28, 1996, Baltic Plaza was no longer required to provide supplemental collateral for its mortgage loan, and the letter of credit was subsequently cancelled. On March 18, 1997, the certificate of deposit matured.

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf I), in conjunction with the Managing General Partner, engaged in extensive negotiations with HUD, holder of the mortgage on the property, to extend the previous workout arrangement related to the mortgage loan on the property which expired in December 1993. On April 30, 1996, the local general partner received approval from HUD for a four-year workout. Under the workout agreement, Frenchman's Wharf I is to make minimum monthly payments to HUD, including a service charge and tax escrow. Additionally, Frenchman's Wharf I is to make monthly interest payments representing approximately 50%, 65%, 85% and 100% of the interest due on the outstanding principal balance of the note for the periods July 1 through June 30 during the years 1996 through 2000, respectively. As of October 20, 1997, Frenchman's Wharf I had made all monthly payments in accordance with the workout arrangement. There is, however, no assurance that the Local Partnership will be able to continue to comply with the terms of the workout arrangement.

     To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both September 30, 1997 and December 31, 1996. No advances have been made to Frenchman's Wharf I since March 1987, and the Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf I's loan workout with HUD. These loans, together with accrued interest of $183,102 as of both September 30, 1997 and December 31, 1996, are payable from cash flow of Frenchman's Wharf I after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loans in accordance with the terms thereof.

     The purchase money notes related to Frenchman's Wharf I in the principal amount of $3,778,800, which were initially due to mature on June 1, 1988, have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money noteholders to reach an extension agreement which would be coterminous with the expiration of the HUD workout arrangement. As of October 20, 1997, the noteholders had not given consent to an extension agreement. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I after June 1, 1998. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf I does

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Frenchman's Wharf I not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited, as the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

     On May 23, 1994, the local general partners of Tanglewood Apartments Associates I Limited Partnership (Tanglewood I) filed a notice of intent to participate under the Low Income Housing Preservation and Resident Home Ownership Act of 1990 (LIHPRHA). On July 11, 1996, the plan of action for the sale of Tanglewood I under the LIHPRHA program was approved by HUD. This program, which provided property owners with restricted opportunities to sell low income housing, ended effective September 30, 1996. However, HUD received approximately $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. No further funding of the LIHPRHA program is expected.

     On September 19, 1996, Tanglewood I sold the property, a 192-unit apartment complex located in Westwego, Louisiana, under the LIHPRHA program to New Orleans Affordable Housing, Inc., a District of Columbia non-profit entity. The sale of the property generated net cash proceeds to the Partnership of approximately $904,000 at closing. The proceeds received at closing were net of approximately $1.6 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in an estimated net financial statement gain at closing of approximately $2.479 million, of which approximately $1.764 million resulted from the retirement of the purchase money note obligation with respect to the property. Upon finalization of the audit of Tanglewood I's operations and additional payments of approximately $32,000 and $335,000 to the Partnership and the purchase money noteholder, respectively, resulting from the final release of the property's reserves during January 1997, the sale resulted in a net financial statement gain of approximately $2.731 million, of which approximately $1.429 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $4 million. The Partnership distributed $484,073 (or $19.49 per Limited Partnership unit) to the Limited Partners on October 31, 1996 as a result of the sale of the property. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships. The Managing General Partner of the Partnership and/or its affiliates did not receive any fees for its services relating to the sale of the property.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies or other potential buyers. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental housing assistance payments provided by HUD pursuant to Section 8 HAP contracts. Under Section 8 HAP contracts, HUD guaranteed rental properties a high monthly rental payment for each low and moderate income apartment unit maintained in the complex. Over the years, annual increases have pushed rents on many of the Section 8 HAP contracts above the market rate for comparable neighborhoods. In an effort to deal with the increasing burden of funding Section 8 HAP contracts, many of which are now expiring, in 1995 HUD released its Reinvention Blueprint, and in 1996 a revision to its Reinvention Blueprint, which contained proposals that have come to be known as "Mark-to-Market". Under the initiative, HUD would eliminate the
Section 8 project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. However, with the elimination of the Section 8 HAP subsidies, most rental properties will not be able to maintain sufficient income to pay debt service. Therefore, the Mark-to-Market initiative will allow for a part of the existing first mortgage to become a "soft" second mortgage which will accrue interest at a low 1% interest rate. The splitting of the existing first mortgage into a new first and second mortgage may generate ordinary taxable income. Unfortunately, there is no corresponding tax relief legislation at this time.

       In October 1997, both the House and the Senate passed the FY 1998 HUD spending bill which includes Mark-to-Market legislation and President Clinton is expected to sign the appropriations bill. Between now and October 1, 1998 all expiring Section 8 contracts with rents less than 120% of fair market rents (FMR's) will be renewed for one-year. Properties with rents in excess of 120% of FMR's will be subject to the terms of the current Mark-to-Market demonstration program. Effective October 1, 1998, all properties with expiring
Section 8 contracts will be subject to Mark-to-Market. The Section 8 HAP contracts for the following properties expire during the government's fiscal year 1998:

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


       The Section 8 contracts for these properties cover about 13% of the properties' rental units. It appears likely that HUD will provide sticky vouchers to the existing residents and the properties will not be subject to Mark-to-Market.

     The following are combined statements of operations for the seventeen Local Partnerships in which the Partnership has invested as of September 30, 1997 and 1996, respectively. The 1996 statements contain information on Tanglewood I through the date of sale. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                         COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            For the three months ended          For the nine months ended
                                                                   September 30,                       September 30,
                                                           ----------------------------        ----------------------------
                                                               1997            1996                1997            1996
                                                           ------------    ------------        ------------    ------------
Revenue:
  Rental revenue                                           $  4,469,601    $  4,663,164        $ 13,541,049    $ 13,954,477
  Other                                                         207,910         269,797             577,060         801,104
                                                           ------------    ------------        ------------    ------------
                                                              4,677,511       4,932,961          14,118,109      14,755,581
                                                           ------------    ------------        ------------    ------------
Expenses:
  Operating                                                   2,238,696       2,325,388           6,928,523       7,142,781
  Interest                                                    1,658,262       1,699,808           4,974,789       5,099,429
  Depreciation and amortization                                 814,839         851,120           2,444,522       2,553,372
                                                           ------------    ------------        ------------    ------------
                                                              4,711,797       4,876,316          14,347,834      14,795,582
                                                           ------------    ------------        ------------    ------------
Net (loss) income                                          $    (34,286)   $     56,645        $   (229,725)   $    (40,001)
                                                           ============    ============        ============    ============


     As of September 30, 1997 and December 31, 1996, the Partnership's share of cumulative losses to date for twelve and eleven, respectively, of the seventeen Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $8,371,193 and $7,595,096, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $13,691 and $47,463 for the three and nine months ended September 30, 1997, respectively, and $13,969 and $48,913 for the three and nine months ended June 30, 1996, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses. Additionally, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 and $71,406 for the three and nine months, respectively, ended September 30, 1997 and 1996.

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

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of October 20, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $2,143,490 (or approximately $83.71 per Limited Partner unit) and $2,243,295 (or approximately $87.61 per Limited Partner unit) as of September 30, 1997 and December 31, 1996, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of October 20, 1997, there are no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes having a principal balance of $4,478,800, plus accrued interest of $6,606,031 as of September 30, 1997, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,200,000 matured on January 1, 1997, as discussed below. The remaining purchase money notes in an aggregate principal amount of $3,778,800 mature June 1, 1998. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

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

     The Partnership defaulted on its purchase money note relating to ARA Associates-Shangri-La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of October 24, 1997,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



principal and accrued interest totalling $700,000 and $802,406, respectively, were due. The Managing General Partner has proposed to extend the note until November 2001, coterminous with the maturity of the Local Partnership's provisional workout agreement with the U. S. Department of Housing and Urban Development (HUD), and as of October 24, 1997, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that any agreement will be reached with the noteholder. As such, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Shallowford Oaks not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited, as the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks to help repay the Local Partnership's outstanding obligations to HUD. This loan, along with accrued interest of $15,989 and $12,921 as of September 30, 1997 and December 31, 1996, respectively, is payable from cash flows of Shallowford Oaks after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money note. As the Partnership currently is in default on the purchase money note related to Shallowford Oaks, as discussed above, it is unlikely that the Partnership will receive any repayment of the loan. Even if the Partnership does not lose its interest in Shallowford Oaks, there is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay the loan in accordance with its terms.

     In 1989, the Partnership funded a certificate of deposit in the amount of $189,000, which was used to collateralize a letter of credit which served as supplemental collateral for Sencit Baltic Associates' (Baltic Plaza) mortgage loan. As of March 28, 1996, Baltic Plaza was no longer required to provide supplemental collateral for its mortgage loan, and the letter of credit was subsequently cancelled. On March 18, 1997, the certificate of deposit matured.

     On May 23, 1994, the local general partners of Tanglewood Apartments Associates I Limited Partnership (Tanglewood I) filed a notice of intent to participate under the Low Income Housing Preservation and Resident Home Ownership Act of 1990 (LIHPRHA). On July 11, 1996, the plan of action for the sale of Tanglewood I under the LIHPRHA program was approved by HUD. This program, which provided property owners with restricted opportunities to sell low income housing, ended effective September 30, 1996. However, HUD received approximately $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. No further funding of the LIHPRHA program is expected.

     On September 19, 1996, Tanglewood I sold the property, a 192-unit apartment complex located in Westwego, Louisiana, under the LIHPRHA program to New Orleans Affordable Housing, Inc., a District of Columbia non-profit entity. The sale of the property generated net cash proceeds to the Partnership of approximately

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



$904,000 at closing. The proceeds received at closing were net of approximately $1.6 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in an estimated net financial statement gain at closing of approximately $2.479 million, of which approximately $1.764 million resulted from the retirement of the purchase money note obligation with respect to the property. Upon finalization of the audit of Tanglewood I's operations and additional payments of approximately $32,000 and $335,000 to the Partnership and the purchase money noteholder, respectively, resulting from the final release of the property's reserves during January 1997, the sale resulted in a net financial statement gain of approximately $2.731 million, of which approximately $1.429 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $4 million. The Partnership distributed $484,073 (or $19.49 per Limited Partnership unit) to the Limited Partners on October 31, 1996 as a result of the sale of the property. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships. The Managing General Partner of the Partnership and/or its affiliates did not receive any fees for its services relating to the sale of the property.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1997, receipt of distributions from Local Partnerships and the maturity of the unrestricted certificate of deposit were adequate to support operating cash requirements. Cash and cash requirements decreased during the nine months ended September 30, 1997 as a result of the pay-off of the Frederick Heights purchase money notes, as discussed above.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended September 30, 1997 decreased from the comparable period in 1996 principally due to the extraordinary gain from extinguishment of debt related to the Tanglewood I sale and the Frederick Heights purchase money note pay-off during 1996. Contributing to the decrease in the Partnership's net income was the gain on disposition related to the Tanglewood I sale during 1996. Partially offsetting the decrease in the Partnership's net income was a decrease in interest expense in 1997 due to the pay-off of the Frederick Heights and Tanglewood I purchase money notes, as discussed above.

     The Partnership's net income for the nine months ended September 30, 1997 decreased from the comparable period in 1996 principally due to the extraordinary gain from extinguishment of debt and the gain on disposition in 1996, as discussed above. Contributing to the decrease in the Partnership's net income was a decrease in share of income from partnerships primarily due to increased operating expenses at one property. Partially offsetting the decrease in the Partnership's net income was a decrease in interest expense, as discussed above.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1997 did not include losses of $294,197 and $776,097, respectively, compared to excluded losses of $217,602 and $652,804, for the three and nine months ended September 30, 1996, respectively.

     The Managing General Partner has been informed that the lender that purchased the mortgage loan on Shallowford Oaks from HUD wishes to perform an audit of the Local Partnership. The local managing general partner of Shallowford Oaks has retained legal counsel to contest the lender's purported audit rights.

     The local general partner of Lake Properties Limited Partnership (Frenchman's Wharf I), in conjunction with the Managing General Partner, engaged in extensive negotiations with HUD, holder of the mortgage on the property, to extend the previous workout arrangement related to the mortgage loan on the property which expired in December 1993. On April 30, 1996, the local general partner received approval from HUD for a four-year workout. Under the workout agreement, Frenchman's Wharf I is to make minimum monthly payments to HUD, including of a service charge and tax escrow. Additionally, Frenchman's Wharf I is to make monthly interest payments representing approximately 50%, 65%, 85% and 100% of the interest due on the outstanding principal balance of the note for the periods July 1 through June 30 during the years 1996 through 2000, respectively. As of October 20, 1997, Frenchman's Wharf I had made all monthly payments in accordance with the workout arrangement. There is, however, no assurance that the Local Partnership will be able to continue to comply with the terms of the workout arrangement.

     To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totalling $305,398 as of both September 30, 1997 and December 31, 1996. No advances have been made to Frenchman's Wharf I since March 1987, and the Partnership does not expect to advance any additional funds in connection with Frenchman's Wharf I's loan workout with HUD. These loans, together with accrued interest of $183,102 as of both September 30, 1997 and December 31, 1996, are payable from cash flow of Frenchman's Wharf I after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of any workout, will be able to repay the loans in accordance with the terms thereof.

     The purchase money notes related to Frenchman's Wharf I in the principal amount of $3,778,800, which were initially due to mature on June 1, 1988, have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement, the Partnership is currently negotiating with the purchase money noteholders to reach an extension agreement which would be coterminous with the expiration of the HUD workout arrangement. As of October 20, 1997, the noteholders had not given consent to an extension agreement. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



in Frenchman's Wharf I after June 1, 1998. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf I does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Frenchman's Wharf I not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited, as the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell a refinance certain properties pursuant to programs developed by these agencies or other potential buyers. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental housing assistance payments provided by HUD pursuant to Section 8 HAP contracts. Under Section 8 HAP contracts, HUD guaranteed rental properties a high monthly rental payment for each low and moderate income apartment unit maintained in the complex. Over the years, annual increases have pushed rents on many of the Section 8 HAP contracts above the market rate for comparable neighborhoods. In an effort to deal with the increasing burden of funding Section 8 HAP contracts, many of which are now expiring, in 1995 HUD released its Reinvention Blueprint, and in 1996 a revision to its Reinvention Blueprint, which contained proposals that have come to be known as "Mark-to-Market". Under the initiative, HUD would eliminate the
Section 8 project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. However, with the elimination of the Section 8 HAP subsidies, most rental properties will not be able to maintain sufficient income to pay debt service. Therefore, the Mark-to-Market initiative will allow for a part of the existing first mortgage to become a "soft" second mortgage which will accrue interest at a low 1% interest rate. The splitting of the existing first mortgage into a new

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



first and second mortgage may generate ordinary taxable income. Unfortunately, there is no corresponding tax relief legislation at this time.

       In October 1997, both the House and the Senate passed the FY 1998 HUD spending bill which includes Mark-to-Market legislation and President Clinton is expected to sign the appropriations bill. Between now and October 1, 1998 all expiring Section 8 contracts with rents less than 120% of fair market rents (FMR's) will be renewed for one-year. Properties with rents in excess of 120% of FMR's will be subject to the terms of the current Mark-to-Market demonstration program. Effective October 1, 1998, all properties with expiring
Section 8 contracts will be subject to Mark-to-Market. The Section 8 HAP contracts for the following properties expire during the government's fiscal year 1998:

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


       The Section 8 contracts for these properties cover about 13% of the properties' rental units. It appears likely that HUD will provide sticky vouchers to the existing residents and the properties will not be subject to Mark-to-Market.

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

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of October 20, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money note relating to ARA Associates-Shangri-La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of October 24, 1997, principal and accrued interest totalling $700,000 and $802,406, respectively, were due. The Managing General Partner has proposed to extend the note until November 2001, coterminous with the maturity of the Local Partnership's provisional workout agreement with the U. S. Department of Housing and Urban Development (HUD), and as of October 24, 1997, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that any agreement will be reached with the noteholder. As such, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the related Local Partnership. Therefore, should the investment in Shallowford Oaks not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited, as the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1997.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAPITAL REALTY INVESTORS, LTD.
                                                  (Registrant)


                                        By:  C.R.I., Inc.
                                             Managing General Partner


October 24, 1997                        By:  /s/ Michael J. Tuszka
---------------------------                  ---------------------------------
Date                                         Michael J. Tuszka
                                             Vice President/Chief Accounting
                                               Officer


                                             Signing on behalf of the
                                               Registrant and as Principal
                                               Financial and Principal
                                               Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically