Form 10-K
period 1997-12-31
CAPITAL REALTY INVESTORS LTD
filed 1998-03-30
CIK 354521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997
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

                         CAPITAL REALTY INVESTORS, LTD.
                             (a limited partnership)

                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                                                 Page
                                                                 ----
                                     PART I
                                     ------

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


                                    PART III
                                    --------

Item 10. Directors and Executive Officers
           of the Registrant  . . . . . . . . . . . . . . .      III-1
Item 11. Executive Compensation   . . . . . . . . . . . . .      III-2
Item 12. Security Ownership of Certain Beneficial
           Owners and Management  . . . . . . . . . . . . .      III-2
Item 13. Certain Relationships and Related Transactions   .      III-3


                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K  . . . . . . . . . . . . . .      IV-1

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      IV-3

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .      IV-29

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships). The Partnership originally made investments in eighteen Local Partnerships. As of December 31, 1997, the Partnership had investments in seventeen Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, applied for applicable mortgage insurance and/or subsidies, and remain as the local general partners in the Local Partnerships. The Partnership became the principal limited partner in these Local Partnerships pursuant to negotiations with these developers who act as the local general partners. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. An affiliate of the Managing General Partner of the Partnership is also generally a general partner of the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the projects. Additionally, the local general partners and affiliates of the Managing General Partner may operate other apartment

                                     PART I
                                     ------

ITEM 1.   BUSINESS - continued
          --------

complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

                                     PART I
                                     ------

ITEM 1.   BUSINESS - continued
          --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership is a limited partner follows.

          SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS IN WHICH
            CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1)

                                                                                                 Units           Expiration
                           Mortgage                                                          Authorized for          of
 Name and Location        Payable at        Financed and/or Insured         Number of         Rental Asst.        Section 8
of Apartment Complex     12/31/97 (2)       and/or Subsidized Under        Rental Units       Under Sec. 8       HAP Contract
--------------------     ------------    -----------------------------     ------------      --------------      ------------
Baltic Plaza             $  7,979,125    New Jersey Housing and                 169               168            02/10/13
 Atlantic City, NJ                        Mortgage Finance Agency

Capitol Commons             7,008,700    Michigan State Housing                 200               200            05/31/02
 Lansing, MI                              Development Authority

Chestnut                    2,617,296    California Housing                      90                88            01/13/13
 Fresno, CA                               Finance Agency

Court Place                 6,634,956    Illinois Housing                       160               160            02/01/13
 Pekin, IL                                Development Authority (IHDA)

Frederick Heights           3,096,180    Section 221(d)(4) of the National      156                 0              N/A
 Frederick, MD                             Housing Act (NHA)

Frenchman's Wharf I         6,499,180    Section 221(d)(4)                      320                31            11/30/98 (4)
 New Orleans, LA                          of the NHA

Hillview Terrace            2,600,969    Farmers Home Administration            125               115            09/30/00
 Traverse City, MI                        Section 515 (FmHA)

Lihue Gardens               2,829,366    FmHA                                    58                58            02/22/03
 Lihue, Kauai, HI

Linden Place                9,664,486    IHDA                                   190               190            01/01/22
 Arlington Heights, IL

New Sharon Woods Apts.      2,509,385    Section 221(d)(4) of the NHA            50                50            07/31/04
 Deptford, NJ

Park Glen                   5,306,856    IHDA                                   125               125            08/01/23
 Taylorville, IL

Shallowford Oaks            5,838,177    Section 221(d)(4) of the NHA           204                41            07/31/01
 Chamblee, GA

Sundance Apts.              2,491,048    Section 221(d)(4) of the NHA            60                60            05/07/02
 Bakersfield, CA

Tandem Townhouses           1,499,440    Pennsylvania Housing                    48                47            09/28/12
 Fairview Borough, PA                     Finance Agency


                                     PART I
                                     ------

ITEM 1.   BUSINESS - continued
          --------

          SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1) - Continued

                                                                                                 Units           Expiration
                           Mortgage                                                          Authorized for          of
 Name and Location        Payable at        Financed and/or Insured         Number of         Rental Asst.        Section 8
of Apartment Complex     12/31/97 (2)       and/or Subsidized Under        Rental Units       Under Sec. 8       HAP Contract
--------------------     ------------    -----------------------------     ------------      --------------      ------------
Warner House                2,053,490    Section 221(d)(4) of the NHA            60                60            09/01/01
 Warren, OH

Westwood Village            1,557,558    Connecticut Housing Finance             48                48            02/01/12
 New Haven, CT                            Authority

Winthrop Beach              1,109,048    First mortgage loan by First            69                 0               N/A
 Chicago, IL                              Federal Savings and Loan Assoc.
                                          of Chicago; second mortgage loan
                                          by Chicago Department of Housing
--------------------     ------------                                      --------            ------
Totals 17                $ 71,295,260                                         2,132             1,441
                         ============                                      ========            ======

                                     PART I
                                     ------

ITEM 1.   BUSINESS - continued
          --------

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS IN WHICH
            CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1) - Continued

                                                                               Average Effective Annual
                                   Units Occupied As                                Rental Per Unit
                               Percentage of Total Units                          for the Years Ended
                                   As of December 31,                                 December 31,
 Name and Location         ---------------------------------     -----------------------------------------------------
of Apartment Complex       1997    1996   1995   1994   1993       1997       1996       1995        1994       1993
--------------------       ----    ----   ----   ----   ----     --------   --------   --------    --------   --------
Baltic Plaza                97%     100%   99%    99%    98%     $ 12,981   $ 13,143   $ 13,106    $ 13,102   $ 12,205
 Atlantic City, NJ

Capitol Commons             94%     98%    99%    99%   100%        9,340      9,451      9,335       9,296      9,153
 Lansing, MI

Chestnut                    98%     98%    98%    97%    99%        7,459      7,580      7,369       7,441      7,343
 Fresno, CA

Court Place                100%    100%   100%   100%   100%       12,483     12,191     11,997      11,657     11,410
 Pekin, IL

Frederick Heights           96%     96%    97%    97%    97%        7,164      6,983      6,809       6,841      6,741
 Frederick, MD

Frenchman's Wharf I         91%     89%    92%    91%    86%        4,499      4,403      4,246       4,148      4,071
 New Orleans, LA

Hillview Terrace           100%     99%    99%   100%   100%        2,752      3,930      3,779       3,694      3,532
 Traverse City, MI

Lihue Gardens               95%    100%   100%   100%    88%       11,139     11,359     11,164      10,552     10,056
 Lihue, Kauai, HI

Linden Place               100%     99%   100%   100%   100%       13,246     12,880     12,637      12,387     11,974
 Arlington Heights, IL

New Sharon Woods Apts.     100%    100%    94%   100%    88%       11,826     11,805     11,589      11,060     10,076
 Deptford, NJ

Park Glen                  100%    100%   100%   100%   100%        9,415      9,303      9,250       9,221      9,159
 Taylorville, IL

Shallowford Oaks            99%     95%   100%    91%    80%        7,162      7,002      6,934       5,930      4,393
 Chamblee, GA

Sundance Apts.             100%    100%    98%   100%   100%        8,559      8,390      8,387       8,294      9,419
 Bakersfield, CA

Tandem Townhouses          100%    100%   100%   100%   100%        9,223      8,859      8,798       8,789      8,676
 Fairview Borough, PA


                                     PART I
                                     ------

ITEM 1.   BUSINESS - continued
          --------

              SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1) - Continued

                                                                               Average Effective Annual
                                   Units Occupied As                                Rental Per Unit
                               Percentage of Total Units                          for the Years Ended
                                   As of December 31,                                 December 31,
 Name and Location         ---------------------------------     -----------------------------------------------------
of Apartment Complex       1997    1996   1995   1994   1993       1997       1996       1995        1994       1993
--------------------       ----    ----   ----   ----   ----     --------   --------   --------    --------   --------
Warner House               100%     98%    98%    95%   100%        7,624      7,584      7,505       7,420      7,294
 Warren, OH

Westwood Village            98%     96%    94%   100%    96%       11,217     11,017     11,294      10,908     10,849
 New Haven, CT

Winthrop Beach              93%     94%    96%    94%    97%        4,076      3,903      4,007       3,886      3,841
 Chicago, IL
--------------------       ----    ----   ----   ----   ----     --------   --------   --------    --------   --------
Totals (3) 17               98%     98%    98%    98%    96%     $  8,833   $  8,811   $  8,718    $  8,507   $  8,247
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

(2) The amounts provided are the balances of mortgage loans payable of the Local Partnerships as of December 31, 1997.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects a one-year extension from the original expiration date, in accordance with Federal legislation.

     For additional information regarding the real estate of Local Partnerships in which the Partnership has invested, see Part IV, Schedule III - "Real Estate and Accumulated Depreciation of Local Partnerships in which Capital Realty Investors, Ltd. has Invested."

     There were no contemplated sales of investments in partnerships as of March 19, 1998.


ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partnership interests in Local Partnerships, Capital Realty Investors, Ltd. indirectly holds an interest in the underlying real estate. See Part I, Item I and Schedule III of Part IV, Item 14 for information pertaining to these properties.

                                     PART I
                                     ------

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material legal proceedings to which the Partnership is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a) It is not anticipated that there will be any formal market for resale of interests in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

     (b) As of March 19, 1998, there were approximately 1,700 registered holders of limited partnership interests in the Partnership.

     (c) For the year ended December 31, 1996, the Partnership made a cash distribution of $484,073 ($19.49 per Limited Partner unit) to the Limited Partners on October 31, 1996. The distribution was a result of the sale of Tanglewood I. No distributions were declared or paid by the Partnership during 1997 or 1995. The Partnership received distributions of $492,235, $381,770 and $434,022 from Local Partnerships during 1997, 1996 and 1995, respectively. Some of the Local Partnerships operate under restrictions imposed by the pertinent governmental agencies that limit the cash return available to the Partnership.

                                     PART II
                                     -------

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------


                                                                    For the years ended December 31,
                                          ---------------------------------------------------------------------------------
                                              1997             1996             1995              1994             1993
                                          ------------     ------------     ------------      ------------     ------------
Share of income (loss) from
  partnerships                            $    676,176     $    427,744     $    100,806      $   (117,238)    $    (44,674)
Interest and other income                      112,679          121,696          114,423            75,477           54,264
Expenses                                      (748,451)        (896,968)        (938,076)       (1,008,892)      (1,040,741)
Gain on disposition of investment
  in partnership                                    --        1,301,766               --                --               --
Extraordinary gain from
  extinguishment of debt                            --        1,447,005               --                --               --
                                          ------------     ------------     ------------      ------------     ------------
Net income (loss)                         $     40,404     $  2,401,243     $   (722,847)     $ (1,050,653)    $ (1,031,151)
                                          ============     ============     ============      ============     ============
Net income (loss) allocated to Limited
  Partners (97%)                          $     39,192     $  2,329,206     $   (701,162)     $ (1,019,133)    $ (1,000,216)
                                          ============     ============     ============      ============     ============
Net income (loss) per unit of Limited
  Partnership Interest based on
  24,837 units outstanding                $       1.58     $      93.78     $     (28.23)     $     (41.03)    $     (40.27)
                                          ============     ============     ============      ============     ============
Cash distribution per unit of Limited
  Partnership Interest based on
  24,837 units outstanding                $         --     $      19.49     $         --      $         --     $         --
                                          ============     ============     ============      ============     ============
Total assets                              $  5,091,314     $  5,191,775     $  6,209,709      $  6,263,561     $  6,936,156
                                          ============     ============     ============      ============     ============
Total remaining amounts due on
  investments, including accrued
  interest on purchase money notes
  and capital contributions               $ 11,202,380     $ 11,349,758     $ 14,273,800      $ 13,608,255     $ 13,205,616
                                          ============     ============     ============      ============     ============


                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes (the "properties") intended to provide housing to low and moderate income tenants. In conjunction with such government assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

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

     The Managing General Partner has been working to develop a strategy to sell certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to nonprofit purchasers. The Managing General Partner intends to utilize part or all of the Partnership's net proceeds (after a 50% distribution to limited partners) received from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's obligations.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental Housing Assistance Payments (HAP) provided by HUD pursuant to Section 8 HAP contracts. Under Section 8 HAP contracts, HUD guaranteed rental properties a high monthly rental payment for each low and moderate income apartment unit maintained in the complex. Over the years, annual increases have pushed rents on many of the Section 8 HAP contracts above the market rate for comparable non-subsidized properties. In an effort to deal with the increasing burden of funding Section 8 HAP contracts, many of which are now expiring, President Clinton signed into law, effective October 1, 1997, the Fiscal Year 1998 HUD appropriations bill which includes Mark-to-Market legislation. The new legislation allows all Section 8 contracts with rents at (or reduced to) less than 120% of fair market rents which expire between now and September 1998 to be renewed for one year. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by FHA will be subject to the Mark-to-Market legislation.

     Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses.
Each affected property will undergo debt restructuring according to terms determined by an individual property and operations evaluation. This will involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage will be converted to a non-performing but accruing (soft) second mortgage.

     Under current law, the write down of an FHA-insured mortgage under Mark-to Market would trigger cancellation of debt income to the limited partners, a taxable event, even though no actual cash is received. Additionally, the newly created second mortgage may accrue interest at a lower-than-market rate, thereby generating further taxable "income." Proposals to counter these tax effects have been presented; however, no form of relief has been approved under IRS regulations at this time. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring or potential tax liabilities to the limited partners at this time.

     In addition to the above, current HUD legislation no longer funds the Low Income Housing Preservation and Home Ownership Act (LIHPRHA) which had provided property owners with restricted opportunities to sell low income housing. With the discontinuation of the LIHPRHA program and the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, the Managing General Partner remains committed to improving operations, increasing efficiency, maintaining and increasing occupancy, working with state housing agencies where appropriate, and effectively increasing salability of the properties wherever possible.

     The Managing General Partner is considering new strategies to deal with the ever changing environment of affordable housing policy. Properties with

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are a few lenders that will provide additional funds to allow the property to convert to market-rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1997, the Partnership had approximately 1,700 investors who subscribed to a total of 24,837 units of limited partnership interests in the original amount of $24,837,000. The Partnership originally made investments in eighteen Local Partnerships, of which seventeen remain at December 31, 1997. The Partnership's liquidity, with unrestricted cash resources of $2,204,552 as of December 31, 1997, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. The Partnership has determined that the carrying amounts of its cash and cash equivalents and unrestricted certificate of deposit approximate fair value. As of March 19, 1998, there were no material commitments for capital expenditures.

     During 1997, 1996 and 1995, the Partnership received cash distributions of $492,235, $381,770 and $434,022, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships in the form of purchase money notes having a principal balance of $4,478,800 as of December 31, 1997, plus accrued interest of $6,723,580, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $500,000 matured on January 1, 1997 and were paid off. Purchase money notes in an aggregate principal amount of $700,000 matured on January 1, 1997, and have not yet been paid or extended. The remaining purchase money notes in an aggregate principal amount of $3,778,800 mature June 1, 1998. See the notes to the consolidated financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

in and advances to the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. See the notes to the financial statements for alternatives relating to specific properties.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1997, 1996 and 1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during 1997 primarily due to the pay off of the Frederick Heights purchase money notes, as discussed in the notes to the financial statements.

                              Results of Operations
                              ---------------------

1997 versus 1996
----------------

     The Partnership's net income decreased in 1997 from 1996 primarily due to the extraordinary gain from extinguishment of debt related to the Tanglewood I sale and the Frederick Heights purchase money note pay off during 1996. Contributing to the decrease in the Partnership's net income was the gain on disposition of investment in partnership related to the Tanglewood I sale during 1996. Partially offsetting the decrease in the Partnership's net income was an increase in share of income primarily due to losses recorded by the Partnership in 1996 related to Tanglewood I which were not recorded in 1997 due to the sale of the property during 1996. Also partially offsetting the decrease in the Partnership's net income was a decrease in interest expense due to the pay off of the Frederick Heights and Tanglewood I purchase money notes. See the notes to the financial statements for further information pertaining to the Tanglewood I sale and the Frederick Heights purchase money note pay off.

1996 versus 1995
----------------

     The Partnership's net income increased in 1996 from 1995 principally due to the extraordinary gain from extinguishment of debt related to the Tanglewood I sale and the Frederick Heights purchase money note pay off during 1996, and the

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

gain on disposition of investment in partnership related to the sale of Tanglewood I during 1996. Contributing to the increase in the Partnership's net income was an increase in share of income from partnerships primarily as a result of one property's accumulated losses exceeding the Partnership's basis in the related investment in that Local Partnership during 1995; the Partnership does not record losses from the Local Partnerships in excess of its investment, as discussed below. Also contributing to the increase in the Partnership's net income was the extraordinary gain from the extinguishment of a portion of the Frederick Heights purchase money notes. See the notes to the financial statements for further information pertaining to the Tanglewood I sale and the Frederick Heights purchase money note pay off.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the years ended December 31, 1997, 1996 and 1995 did not include losses of $782,889, $880,989 and $526,346,
respectively.   The Partnership's net loss recognized from the Local
Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $184,541, $214,060 and $248,578, received from seven, nine and nine Local Partnerships, during 1997, 1996 and 1995, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

                                    Inflation
                                    ---------

     Inflation allows for increases in rental rates, usually offsetting any higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed rate long-term financing under which the Partnership's real property investments were purchased. Future inflation could allow for appreciated values of the Local Partnerships' properties over an extended period of time as rental revenues and replacement values gradually increase.

     The following table reflects the combined rental revenues of the properties for the five years ended December 31, 1997. Combined rental revenue amounts for years prior to 1997 have been adjusted to reflect property sales in 1996, as discussed in the notes to the financial statements.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                             For the years ended December 31,
                         -----------------------------------------------------------------------------------------------
                            1997                 1996                  1995                1994                 1993
                         -----------          -----------           -----------         -----------          -----------
Combined Rental
  Revenue                $18,256,810          $18,203,181           $17,950,982         $17,334,130          $16,642,366

Annual Percentage
  Increase                             0.3%                  1.4%                 3.6%                4.2%


                            Year 2000 Computer Issue
                            ------------------------


     The Year 2000 ("Y2K") computer issue refers to the inability of many computer systems in use today to recognize "00" in the date field as the year 2000 and to recognize the year 2000 as a leap year. The Y2K problem arose because, for many years, computer software programs, including programs embedded in hardware, utilized only the last two digits to specify the year with the assumption that the first two digits were "19." As a result, such programs may not be able to recognize and process dates beyond 1999; rather they may recognize and process "00," "01," "02,", etc., incorrectly as 1900, 1901, 1902, instead of as 2000, 2001, 2002. In the opinion of computer experts, this could cause such programs to create erroneous results, malfunction, or fail completely unless corrective measures are taken.

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. The Managing General Partner is studying what actions will be necessary to make its computer systems Y2K compliant; certain upgrades are already scheduled. The expense associated with these actions cannot presently be determined, but the Managing General Partner does not expect it to be material.


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

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 61, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 51, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Ronald W. Thompson, 51, is Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.









                                      III-1

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Susan R. Campbell, 39, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 42, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is incorporated herein by reference to Notes 3 and 4 of the notes to the financial statements contained in Part IV, Item 14.


     (h)  Termination of employment and changes in control arrangements.

          None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding partnership units at December 31, 1997.

     (b)  Security ownership of management.



                                      III-2

                                    PART III
                                    --------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT - Continued
               ----------

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1997, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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

                                      III-3

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
               FORM 8-K
               --------

     (a) 1.    Financial Statements                                  Page
               --------------------                                  ----

               Report of Independent Certified Public
                 Accountants - Capital Realty Investors, Ltd.        IV-4

               Reports of Independent Certified Public
                 Accountants - Local Partnerships in which
                 Capital Realty Investors, Ltd. has invested         IV-5

               Balance Sheets as of December 31, 1997 and 1996       IV-6

               Statements of Operations for the years
                 ended December 31, 1997, 1996 and 1995              IV-7

               Statements of Changes in Partners'
                 Deficit for the years ended December 31,
                 1997, 1996 and 1995                                 IV-8

               Statements of Cash Flows for the years ended
                 December 31, 1997, 1996 and 1995                    IV-9

               Notes to Financial Statements                         IV-10

     (a) 2.    Financial Statement Schedules
               -----------------------------

               Included in Part IV of this report are the following schedules for the year ended
               December 31, 1997, which are applicable to the Local Partnerships in which Capital Realty
               Investors, Ltd. has invested:

               Report of Independent Certified Public
                 Accountants on Financial Statement Schedule         IV-25

               Schedule III - Real Estate and Accumulated
                 Depreciation                                        IV-26

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

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
               FORM 8-K - Continued
               --------

               a. Amended Certificate and Limited Partnership Agreement of Capital Realty Investors, Ltd.. (Incorporated by reference from Exhibit 4 to Registrant's Registration Statement on Form S-11, as amended, dated December 4, 1981.)

               Exhibit No. 10 - Material Contracts.

               a. Management Services Agreement between CRI and Capital Realty Investors, Ltd.. (Incorporated by reference from Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated December 4, 1981.)

               Exhibit No. 27 - Financial Data Schedule.

               Exhibit No. 99 - Additional Exhibits.

               a. Prospectus of the Partnership, dated December 31, 1981. (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated December 4, 1981.)

     (b)       Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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


                         CAPITAL REALTY INVESTORS, LTD.

                         by: C.R.I., Inc.
                             Managing General Partner



March 30, 1998               by: /s/ William B. Dockser
-----------------                ---------------------------------
DATE                             William B. Dockser, Director,
                                   Chairman of the Board,
                                   and Treasurer
                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 30, 1998               by: /s/ H. William Willoughby
-----------------                ---------------------------------
DATE                             H. William Willoughby,
                                   Director, President
                                   and Secretary





March 30, 1998               by: /s/ Michael J. Tuszka
-----------------                ---------------------------------
DATE                             Michael J. Tuszka
                                   Vice President
                                   and Chief Accounting Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                               PUBLIC ACCOUNTANTS
                               ------------------


To the Partners
Capital Realty Investors, Ltd.

     We have audited the balance sheets of Capital Realty Investors, Ltd. (a District of Columbia limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income or loss from these Local Partnerships constitutes $497,570 of income in 1997, $213,684 of income in 1996 and $143,055 of losses in 1995 included in the Partnership's net income or loss. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd. as of December 31, 1997 and 1996 and the results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



Vienna, VA                                        Grant Thornton LLP
March 19, 1998

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                         CAPITAL REALTY INVESTORS, LTD.

                                  HAS INVESTED*





* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors, Ltd. has invested were filed in paper format under Form SE on March 26, 1998, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted January 22, 1998.

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                    ASSETS


                                                                                                         December 31,
                                                                                                ------------------------------
                                                                                                    1997              1996
                                                                                                ------------      ------------
Investments in and advances to partnerships                                                     $  2,166,362      $  1,976,284
Cash and cash equivalents                                                                          2,204,552         2,243,295
Unrestricted certificate of deposit                                                                       --           189,000
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $344,688 and $321,878, respectively                                    567,732           590,542
Property purchase costs, net of accumulated amortization of
  $90,419 and $84,505, respectively                                                                  146,148           152,062
Other assets                                                                                           6,520            40,592
                                                                                                ------------      ------------

      Total assets                                                                              $  5,091,314      $  5,191,775
                                                                                                ============      ============




                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in
  partnerships                                                                                  $  4,478,800      $  4,978,800
Accrued interest payable                                                                           6,723,580         6,370,958
Accounts payable and accrued expenses                                                                 58,743            52,230
                                                                                                ------------      ------------
      Total liabilities                                                                           11,261,123        11,401,988
                                                                                                ------------      ------------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid in:
    General Partners                                                                                  14,000            14,000
    Limited Partners                                                                              24,837,000        24,837,000
                                                                                                ------------      ------------
                                                                                                  24,851,000        24,851,000
  Less:
    Accumulated distributions to partners                                                           (996,102)         (996,102)
    Offering costs                                                                                (2,689,521)       (2,689,521)
    Accumulated losses                                                                           (27,335,186)      (27,375,590)
                                                                                                ------------      ------------
      Total partners' deficit                                                                     (6,169,809)       (6,210,213)
                                                                                                ------------      ------------

      Total liabilities and partners' deficit                                                   $  5,091,314      $  5,191,775
                                                                                                ============      ============


                  The accompanying notes are an integral part
                       of these financial statements.

                        CAPITAL REALTY INVESTORS, LTD.

                           STATEMENTS OF OPERATIONS


                                                                                        For the years ended December 31,
                                                                                  --------------------------------------------
                                                                                     1997             1996            1995
                                                                                  -----------      -----------     -----------
Share of income from partnerships                                                 $   676,176      $   427,744     $   100,806
                                                                                  -----------      -----------     -----------
Other revenue and expenses:
  Revenue
    Interest and other income                                                         112,679          121,696         114,423
                                                                                  -----------      -----------     -----------
  Expenses
    Interest                                                                          470,189          617,759         665,545
    Management fee                                                                     95,208           95,208          95,208
    General and administrative                                                         91,305           95,233          82,193
    Professional fees                                                                  63,025           58,274          63,946
    Amortization                                                                       28,724           30,494          31,184
                                                                                  -----------      -----------     -----------
                                                                                      748,451          896,968         938,076
                                                                                  -----------      -----------     -----------
      Total other revenue and expenses                                               (635,772)        (775,272)       (823,653)
                                                                                  -----------      -----------     -----------

Loss before gain on disposition of
  investment in partnership                                                            40,404         (347,528)       (722,847)
                                                                                  -----------      -----------     -----------

Gain on disposition of investment in partnership                                           --        1,301,766              --
                                                                                  -----------      -----------     -----------

Income (loss) before extraordinary gain from
  extinguishment of debt                                                               40,404          954,238        (722,847)
                                                                                  -----------      -----------     -----------

Extraordinary gain from extinguishment of debt                                             --        1,447,005              --
                                                                                  -----------      -----------     -----------

Net income (loss)                                                                 $    40,404      $ 2,401,243     $  (722,847)
                                                                                  ===========      ===========     ===========

Net income (loss) allocated to General Partners (3%)                              $     1,212      $    72,037     $   (21,685)
                                                                                  ===========      ===========     ===========

Net income (loss) allocated to Limited Partners (97%)                             $    39,192      $ 2,329,206     $  (701,162)
                                                                                  ===========      ===========     ===========

Net income (loss) per unit of Limited Partnership Interest
  based on 24,837 units outstanding                                               $      1.58      $     93.78     $    (28.23)
                                                                                  ===========      ===========     ===========




                  The accompanying notes are an integral part
                        of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                    STATEMENTS OF CHANGES IN PARTNERS' DEFICIT



                                                                               General         Limited
                                                                               Partners        Partners          Total
                                                                               ---------      -----------     -----------
Partners' deficit, January 1, 1995                                             $(872,982)     $(6,531,554)    $(7,404,536)

  Net loss                                                                       (21,685)        (701,162)       (722,847)
                                                                               ---------      -----------     -----------

Partners' deficit, December 31, 1995                                            (894,667)      (7,232,716)     (8,127,383)

Distribution of $19.49 per Limited
  Partnership Interest                                                                --         (484,073)       (484,073)

  Net income                                                                      72,037        2,329,206       2,401,243
                                                                               ---------      -----------     -----------

Partners' deficit, December 31, 1996                                            (822,630)      (5,387,583)     (6,210,213)

  Net income                                                                       1,212           39,192          40,404
                                                                               ---------      -----------     -----------

Partners' deficit, December 31, 1997                                           $(821,418)     $(5,348,391)    $(6,169,809)
                                                                               =========      ===========     ===========




























                    The accompanying notes are an integral part
                          of these financial statements.

                           CAPITAL REALTY INVESTORS, LTD.

                             STATEMENTS OF CASH FLOWS

                                                                                      For the years ended December 31,
                                                                                ---------------------------------------------
                                                                                   1997             1996             1995
                                                                                -----------      -----------      -----------
Cash flows from operating activities:
  Net income (loss)                                                             $    40,404      $ 2,401,243      $  (722,847)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Share of income from partnerships                                              (676,176)        (427,744)        (100,806)
    Gain on disposition of investment in partnership                                     --       (1,301,766)              --
    Extraordinary gain from extinguishment of debt                                       --       (1,447,005)              --
    Increase in accrued interest receivable
      on advances to partnerships                                                    (6,137)          (6,137)          (6,136)
    Amortization of deferred costs                                                   28,724           30,494           31,184

    Changes in assets and liabilities:
      Decrease (increase) in other assets                                            34,072          (33,207)          (2,669)
      Increase in accrued interest payable                                          470,196          617,759          665,545
      Increase (decrease) in accounts payable                                         6,513          (11,062)           3,450
                                                                                -----------      -----------      -----------
        Net cash used in operating activities                                      (102,404)        (177,425)        (132,279)
                                                                                -----------      -----------      -----------


Cash flows from investing activities:
  Proceeds from disposition of investment in partnership                                 --        2,793,955               --
  Receipt of distributions from partnerships                                        492,235          381,770          434,022
  Maturity of unrestricted certificate of deposit                                   189,000               --               --
                                                                                -----------      -----------      -----------
        Net cash provided by investing activities                                   681,235        3,175,725          434,022
                                                                                -----------      -----------      -----------


Cash flows from financing activities:
  Pay-off of purchase money notes and related interest                             (617,574)      (2,094,795)              --
  Distribution to limited partners                                                       --         (484,073)              --
                                                                                -----------      -----------      -----------
        Net cash used in financing activities                                      (617,574)      (2,578,868)              --
                                                                                -----------      -----------      -----------
Net (decrease) increase in cash and cash equivalents                                (38,743)         419,432          301,743

Cash and cash equivalents, beginning of year                                      2,243,295        1,823,863        1,522,120
                                                                                -----------      -----------      -----------

Cash and cash equivalents, end of year                                          $ 2,204,552      $ 2,243,295      $ 1,823,863
                                                                                ===========      ===========      ===========


Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                                        $   117,574      $   665,795      $        --
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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors, Ltd. (the Partnership) was formed under the District of Columbia Limited Partnership Act on June 1, 1981 and shall continue until December 31, 2030 unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted or conventionally financed apartment properties located throughout the United States, which provide housing principally to the elderly or to individuals and families of low or moderate income.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, current and former shareholders of CRI and Rockville Pike Associates, Ltd., a Maryland limited partnership which includes the shareholders of CRI and certain officers and former employees of CRI.

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

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1997 and 1996, the Partnership's share of cumulative losses of twelve and eleven, respectively, of the Local Partnerships exceeds the amount of the Partnership's investment in and advances to those Local Partnerships by $8,377,985 and $7,595,096, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. As of December 31, 1997 and 1996, cumulative cash distributions of $2,451,313 and $2,266,772, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

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

     e.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partnership interests. Such costs were recorded as a reduction of partners' capital when incurred.

     f.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision (credit) has been made for income taxes in these financial statements.

     g.   Use of estimates
          ----------------

          In preparing financial statements in conformity with generally accepted accounting principles, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     h.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 1997, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

          The balance sheet carrying amounts for cash and cash equivalents approximate estimated fair values of such assets.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of both December 31, 1997 and 1996, the Partnership held limited partnership interests in seventeen Local Partnerships which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly and to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships were as follows.

                                            December 31,
                                     -------------------------
                                        1997           1996
                                     ----------     ----------
     Purchase money notes due in:
       1997                          $  700,000     $1,200,000
       1998                           3,778,800      3,778,800
                                     ----------     ----------
            Total                    $4,478,800     $4,978,800
                                     ==========     ==========

          The purchase money notes have stated interest rates ranging from 7.25% to 11.10%. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property;
     (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $500,000 matured on January 1, 1997 and were paid off. Purchase money notes in an aggregate principal amount of $700,000 matured on January 1, 1997, and have not yet been paid or extended. The remaining purchase money notes in an aggregate principal amount of $3,778,800 mature on June 1, 1998. Each of these purchase money notes is discussed in further detail below.

          The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest of the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 1997, 1996 and 1995 was $470,189, $617,759 and
     $665,545, respectively. The accrued interest on the purchase money notes of $6,723,580 and $6,370,958, as of December 31, 1997 and 1996,
     respectively, is due on the respective maturity dates of the purchase money notes or earlier if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

                                Frederick Heights
                                -----------------

          On August 30, 1996, the Partnership paid off one of the purchase money notes in the principal amount of $150,000 relating to Frederick Heights Limited Partnership (Frederick Heights) at a discount, resulting in a gain on extinguishment of debt of $18,224. The remaining purchase money notes related to Frederick Heights in the aggregate principal and accrued interest amount of $500,000 and $117,567, respectively, matured and were paid-off on January 1, 1997. These notes were paid off at their carrying value, and thus the Partnership did not recognize a gain or loss on the extinguishment of the debt.

                                Frenchman's Wharf
                                -----------------

          The purchase money notes related to Lake Properties Limited Partnership (Frenchman's Wharf I) in the principal amount of $3,778,800, which were initially due to mature on June 1, 1988, have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement on the Local Partnership's mortgage loan, the Partnership is currently negotiating with the purchase money noteholders to reach an extension agreement which would be coterminous with the expiration of the workout arrangement. As of March 19, 1998, the noteholders had not given consent to an extension agreement. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I after June 1, 1998. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf I does not impact the Partnership's financial condition, as discussed above.

                                Shallowford Oaks
                                ----------------

          The Partnership defaulted on its purchase money note relating to ARA Associates-Shangri-La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of March 19, 1998, principal and accrued interest totaling $700,000 and $898,188, respectively, were due. The Managing General Partner has proposed to extend the note until November 2001, coterminous with the maturity of the Local Partnership's provisional workout agreement on its mortgage loan, and as of March 19, 1998, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that any agreement will be reached with the noteholder.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          In addition, the lender associated with the Shallowford Oaks mortgage loan filed notice on November 3, 1997 accelerating the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the provisional workout agreement. The Managing General Partner and the local managing general partner are disputing this foreclosure notice and a hearing has been scheduled for April 20, 1998. In the interim, a temporary restraining order has been granted which suspends the foreclosure action until the hearing. The Managing General Partner and the local managing general partner intend to vigorously contest the foreclosure action and have hired an independent accounting firm to perform a compliance audit. As of March 19, 1998, the compliance audit has not yet been completed.

          Due to the uncertainties regarding the outcome of an extension of the purchase money notes and/or the foreclosure proceedings on the Local Partnership's mortgage loan, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not impact the Partnership's financial condition, as discussed above.

                                  Tanglewood I
                                  ------------

          In conjunction with the sale of the property, on September 19, 1996, the Partnership paid off the purchase money note relating to Tanglewood Apartments Associates I (Tanglewood I) at a discount, as discussed below.

     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------
               made by Local Partnerships
               --------------------------

          The Partnership has a 74.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership. The Partnership received cash distributions from the rental operations of the Local Partnerships totaling $492,235, $381,770 and $434,022 during the years ended December 31, 1997, 1996 and 1995, respectively. As of both December 31, 1997 and 1996, twelve of the Local Partnerships had surplus cash, as defined by their respective agencies, in the amount of $2,539,150 and $2,133,429, respectively, which may be available for distribution in accordance with their respective agencies' regulations.

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

          Upon sale or refinancing of a property owned by a Local Partnership, or upon the liquidation of a Local Partnership, the proceeds from such sale, refinancing or liquidation shall be distributed in accordance with the respective provisions of each Local Partnership's partnership

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     agreement. In accordance with such provisions, the Partnership would receive from such proceeds its respective percentage interest of any remaining proceeds, after payment of (1) all debts and liabilities of the Local Partnership and certain other items, (2) the Partnership's capital contributions plus certain specified amounts as outlined in each partnership agreement, and (3) certain special distributions to general partners and related entities of the Local Partnership.

     c.   Property matters
          ----------------

          The advances, and accrued interest thereon, made to the Local Partnerships were as follows.

                                                     December 31,
                                             --------------------------
                                                1997           1996
                                             -----------    -----------
     Local Partnership
     -----------------
     Frenchman's Wharf I:
       Principal amount of funds advanced    $   305,398    $   305,398

       Accrued interest on advances              183,102        183,102

     Shallowford Oaks:
       Principal amount of funds advanced         72,195         72,195

       Accrued interest on advances               19,057         12,921
                                             -----------    -----------
               Total                         $   579,752    $   573,616
                                             ===========    ===========

                                  Baltic Plaza
                                  ------------

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

                               Frenchman's Wharf I
                               -------------------

          To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totaling $305,398 as of both December 31, 1997 and 1996. No advances have been made to Frenchman's Wharf I since March 1987, and the Partnership does not expect to advance any additional funds to the Local Partnership. These loans, together with accrued interest of $183,102 as of both December 31, 1997 and 1996, are

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     payable from cash flow of Frenchman's Wharf I after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loans in accordance with the terms thereof. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses from the Local Partnership during prior years.

          The lender associated with Frenchman's Wharf I's mortgage loan has requested an operational audit. The local managing general partner and the Managing General Partner are of the opinion that the lender does not have the legal right to perform such an audit under the terms of the Local Partnership's loan documents. No agreement has been reached as of March 19, 1998.

          The report of the auditors on the financial statements of Frenchman's Wharf I for the years ended December 31, 1997 and 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage and the expiration of its Section 8 Rental Housing Assistance Payments (HAP) contract with HUD on November 30, 1998. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition, as discussed above.

                                Shallowford Oaks
                                ----------------

          On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks to help repay the Local Partnership's outstanding obligations related to its mortgage loan. This loan, along with accrued interest of $15,989 and $12,921 as of December 31, 1997 and 1996, respectively, is payable from cash flow of Shallowford Oaks after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money note. As the Partnership currently is in default on the purchase money note related to Shallowford Oaks, as discussed above, it is unlikely that the Partnership will receive any repayment of the loan. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses from the Local Partnership during prior years.

                                  Tanglewood I
                                  ------------

          On September 19, 1996, Tanglewood I, a 192-unit apartment complex located in Westwego, Louisiana was sold. The sale of the property generated net cash proceeds to the Partnership of approximately $904,000 at closing. The proceeds were net of funds used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale resulted in a net financial statement gain of approximately $2.731 million, of which approximately $1.429 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $4.454 million.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     d.   Affordable housing legislation
          ------------------------------

          President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The new legislation allows all
     Section 8 contracts with rents at (or reduced to) less than 120% of fair market rents which expire between now and September 1998 to be renewed for one year. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by FHA will be subject to the Mark-to-Market legislation.

          Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. Each affected property will undergo debt restructuring according to terms determined by an individual property and operations evaluation. This will involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage will be converted to a non-performing but accruing
     (soft) second mortgage. The Section 8 HAP contracts for the following property expires during the government's fiscal year 1998.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                          Units
                                                      Authorized for       Expiration of
                                    Number of       Rental Assistance        Section 8
       Property                    Rental Units      Under Section 8       HAP Contract
       --------                    ------------     -----------------      -------------
       Frenchman's Wharf I              320                 31                11/30/98


          With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. It is difficult to predict the impact on the Local Partnerships and the resulting impact on the Partnership at this time.

     e.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships at December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 follows.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                            COMBINED BALANCE SHEETS

                                                                                   December 31,
                                                                           ------------------------------
                                                                               1997              1996
                                                                           ------------      ------------
Rental property, at cost, net of accumulated depreciation
  of $48,654,880 and $45,371,886, respectively                             $ 45,238,626      $ 47,596,093

  Land                                                                        8,029,484         8,029,484
  Other assets                                                               14,976,556        14,054,983
                                                                           ------------      ------------
     Total assets                                                          $ 68,244,666      $ 69,680,560
                                                                           ============      ============

Mortgage notes payable                                                     $ 71,295,260      $ 72,319,143
Other liabilities                                                             8,023,703         7,918,946
                                                                           ------------      ------------
     Total liabilities                                                       79,318,963        80,238,089

Partners' deficit                                                           (11,074,297)      (10,557,529)
                                                                           ------------      ------------
     Total liabilities and partners' deficit                               $ 68,244,666      $ 69,680,560
                                                                           ============      ============


                       COMBINED STATEMENTS OF OPERATIONS

                                                                                 For the years ended December 31,
                                                                           --------------------------------------------
                                                                               1997            1996            1995
                                                                           ------------    ------------    ------------
Revenue:
  Rental                                                                   $ 18,256,810    $ 18,796,791    $ 18,756,429
  Interest                                                                      570,552         518,861         501,649
  Other                                                                         418,670         276,327         430,203
                                                                           ------------    ------------    ------------
    Total revenue                                                            19,246,032      19,591,979      19,688,281
                                                                           ------------    ------------    ------------
Expenses:
  Operating                                                                   9,474,319       9,822,276       9,656,615
  Interest                                                                    6,572,693       6,658,337       6,799,235
  Depreciation                                                                3,282,995       3,386,412       3,369,059
  Amortization                                                                   39,721          48,537          35,436
                                                                           ------------    ------------    ------------
    Total expenses                                                           19,369,728      19,915,562      19,860,345
                                                                           ------------    ------------    ------------
Net loss                                                                   $   (123,696)   $   (323,583)   $   (172,064)
                                                                           ============    ============    ============


                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          The above rental property and partners' capital (deficit) amounts include $1,700,000 of the Partnership's purchase money notes payable which were issued to partners of the Local Partnerships and $4,123,844 of purchase price paid by the Partnership which had not been recorded in the rental property basis by the Local Partnerships. Accordingly, depreciation expense as reflected above includes $177,980 for each of the years ended December 31, 1997, 1996 and 1995, to recognize the Partnership's increased depreciable basis for the Local Partnerships' rental properties.

     f.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
               net loss to taxable income (loss)
               ---------------------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (1) certain revenue and the related assets are recorded when received rather than when earned; (2) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (3) a shorter life is used to compute depreciation on the property as permitted by Internal Revenue Service (IRS) Regulations. These returns are subject to examination and, therefore, possible adjustment by the IRS.

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to taxable income (loss) follows.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                                                 For the years ended December 31,
                                                                           --------------------------------------------
                                                                               1997            1996            1995
                                                                           ------------    ------------    ------------
       Financial statement net loss                                        $   (123,696)   $   (323,583)   $   (172,064)

       Adjustments:
         Differences arising from the use of accelerated methods,
           net of depreciation on construction period expenses
           capitalized for financial statement purposes                         281,811        (557,058)       (888,691)

         Amortization for financial statement purposes not
           deducted for income tax purposes                                      46,892          48,647          46,717

         Miscellaneous, net                                                     129,048         125,780          72,037
                                                                           ------------    ------------    ------------
       Taxable income (loss)                                               $    334,055    $   (706,214)   $   (942,001)
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1997, 1996 and 1995, the Partnership paid $62,933, $71,142 and $58,095, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

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

     For each of the years ended December 31, 1997, 1996 and 1995, the Part-nership paid the Managing General Partner a Management Fee of $95,208.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property its owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such amounts were paid to the Managing General Partner and/or its affiliates during 1997, 1996 and 1995.


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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

     Fees payable to certain general partners (or their designees) under (vi) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment properties.

     In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such amounts were paid to the Managing General Partner and/or its affiliates during 1997, 1996 and 1995.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the limited partners and 3% to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. As defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had cash available for distribution of approximately $0, $218,000 and $298,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     On October 31, 1996, the Partnership distributed $484,073 ($19.49 per Limited Partnership unit) to the Limited Partners as a result of the sale of Tanglewood I. No distributions were declared or paid by the Partnership during 1997 or 1995. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships.


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
       INCOME (LOSS) TO TAXABLE (LOSS) INCOME

     For federal income tax purposes, the Partnership reports on a basis whereby: (1) certain expenses are amortized rather than expensed when incurred;
(2) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (3) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2g), including losses in excess of related investment amounts. These returns are subject to audit and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net income (loss) to taxable (loss) income follows.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
       INCOME (LOSS) TO TAXABLE INCOME (LOSS)


                                                                                      For the years ended December 31,
                                                                                --------------------------------------------
                                                                                    1997            1996            1995
                                                                                ------------    ------------    ------------
Financial statement net income (loss)                                           $     40,404    $  2,401,243    $   (722,847)

Adjustments:
  Differences between the income tax losses and
    financial statement losses related to the
    Partnership's equity in the Local Partnerships'
    losses                                                                          (124,473)       (897,512)       (782,540)

  Costs amortized over a shorter period for
    income tax purposes                                                              (47,278)        (56,952)        (58,300)

  Difference in gain on disposition of investment
    in partnership                                                                        --       1,723,084              --
                                                                                ------------    ------------    ------------
Taxable (loss) income                                                           $   (131,347)   $  3,169,863    $ (1,563,687)
                                                                                ============    ============    ============


                          FINANCIAL STATEMENT SCHEDULE

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
              -----------------------------------------------------
                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------


To the Partners
Capital Realty Investors, Ltd.


     In connection with our audits of the financial statements of Capital Realty Investors, Ltd. referred to in our report dated March 19, 1998, which is included in this Form 10-K, we have also audited Schedule III as of December 31, 1997, 1996 and 1995. We did not audit the financial statements for certain of the Local Partnerships in 1997, 1996 and 1995, which are accounted for as described in Note 1c. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                                             Grant Thornton LLP

Vienna, VA
March 19, 1998

                         CAPITAL REALTY INVESTORS, LTD.
                            (a limited partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS, LTD.
                                   HAS INVESTED

                                 December 31, 1997


       COL. A                   COL. B                      COL. C                                COL. D
--------------------           -------         -------------------------------       -------------------------------
                                                           Initial                         Costs Capitalized
                                                        Cost to Local                          Subsequent
                                                         Partnership                         to Acquisition
                                               -------------------------------       -------------------------------
                                                                   Building
    Description                Encum-                                and                                 Carrying
Operating Properties           brances            Land           Improvements        Improvements        Costs (B)
--------------------           -------         -----------       ------------        ------------       -----------
Baltic Plaza                     (A)           $   556,500       $         --        $  8,908,414       $ 1,386,885
 Atlantic City, NJ
 (169 units-elderly
 apartment complex)

Capitol Commons                   (A)              337,000            925,000           7,473,611           504,635
 Lansing, MI
 (200 units-elderly
 apartment complex)

Court Place                       (A)              519,821                 --           7,615,336           254,477
  Pekin, IL
  (110 units-elderly;
  50 units-family
  apartment complex)

Frederick Heights                 (A)              319,785          2,035,217           4,100,881                --
  Frederick, MD
  (156 units-family
  apartment complex)

Frenchman's Wharf I               (A)            2,196,412         10,693,539             383,657                --
 New Orleans, LA
 (320 units-family
 apartment complex)

Linden Place                      (A)              731,109                --            9,995,438           389,892
 Arlington Heights, IL
 (110 units-elderly;
 80 units-family
 apartment complex)

Park Glen                         (A)              293,524                 --           5,801,161           270,485
 Taylorville, IL
 (125 units-elderly
 apartment complex)


                           CAPITAL REALTY INVESTORS, LTD.
                             (a limited partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS, LTD.
                             HAS INVESTED - Continued

                                 December 31, 1997


       COL. A                   COL. B                      COL. C                                COL. D
--------------------           -------         -------------------------------       -------------------------------
                                                           Initial                         Costs Capitalized
                                                        Cost to Local                          Subsequent
                                                         Partnership                         to Acquisition
                                               -------------------------------       -------------------------------
                                                                   Building
    Description                Encum-                                and                                 Carrying
Operating Properties           brances            Land           Improvements        Improvements        Costs (B)
--------------------           -------         -----------       ------------        ------------       -----------
Shallowford Oaks Apts             (A)              920,396          6,848,692           1,235,908                --
 Chamblee, GA                                  -----------       ------------        ------------       -----------
 (204 units-family
 apartment complex)

     Sub-total                                   5,874,547         20,502,448          45,514,406         2,806,374
                                               -----------       ------------        ------------       -----------
Aggregate of
  remaining  properties (9)
  which are individually
  less than 5% of the
  total in Column E            (A)               1,540,655          4,335,362          20,429,856           919,342
                                               -----------       ------------        ------------       -----------
     Total                                     $ 7,415,202       $ 24,837,810        $ 65,944,262       $ 3,725,716
                                               ===========       ============        ============       ===========

                           CAPITAL REALTY INVESTORS, LTD.
                              (a limited partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
                            LOCAL PARTNERSHIPS IN WHICH
             CAPITAL REALTY INVESTORS, LTD. HAS INVESTED - Continued

                                December 31, 1997

       COL. A                              COL. E                           COL. F       COL. G     COL. H          COL. I
--------------------     -------------------------------------------     ------------    -------    -------    --------------
                                    Gross amount at which                                                         Life upon
                                 carried at close of period                                                       which dep-
                         -------------------------------------------                      Date                   reciation in
                                         Building                         Accumulated      of                   latest income
    Description                            and                           depreciation    Const-       Date       statement is
Operating Properties        Land       Improvements    Total (C) (D)         (D)         ruction    Acquired    computed (years)
--------------------     -----------   ------------    -------------     ------------    -------    --------   ----------------
Baltic Plaza             $   673,807   $ 10,177,992    $  10,851,799     $ (3,744,637)     2/83       6/81           5-40
 Atlantic City, NJ
 (169 units-elderly
 apartment complex)

Capitol Commons              346,103      8,894,143        9,240,246       (4,828,281)     6/82       8/81           5-30
 Lansing, MI
 (200 units-elderly
 apartment complex)

Court Place                  519,821      7,869,813        8,389,634       (3,738,083)     3/83      10/81           5-30
  Pekin, IL
  (110 units-elderly;
  50 units-family
  apartment complex)

Frederick Heights            319,785      6,136,098        6,455,883       (3,005,072)     2/79      10/81           5-40
  Frederick, MD
  (156 units-family
  apartment complex)

Frenchman's Wharf I        2,196,412     11,077,196       13,273,608       (6,583,000)     8/78       9/82           5-30
 New Orleans, LA
 (320 units-family
 apartment complex)

Linden Place                 772,635     10,343,804       11,116,439       (5,233,499)     9/82       3/82           5-30
 Arlington Heights, IL
 (110 units-elderly;
 80 units-family
 apartment complex)

Park Glen                    293,524      6,071,646        6,365,170       (2,898,603)     9/83       8/82           5-30
 Taylorville, IL
 (125 units-elderly
 apartment complex)


                          CAPITAL REALTY INVESTORS, LTD.
                             (a limited partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
                           LOCAL PARTNERSHIPS IN WHICH
             CAPITAL REALTY INVESTORS, LTD. HAS INVESTED - Continued

                                 December 31, 1997

       COL. A                              COL. E                           COL. F       COL. G     COL. H          COL. I
--------------------     -------------------------------------------     ------------    -------    -------    --------------
                                    Gross amount at which                                                         Life upon
                                 carried at close of period                                                       which dep-
                         -------------------------------------------                      Date                   reciation in
                                         Building                         Accumulated      of                   latest income
    Description                            and                           depreciation    Const-       Date       statement is
Operating Properties        Land       Improvements    Total (C) (D)         (D)         ruction    Acquired    computed (years)
--------------------     -----------   ------------    -------------     ------------    -------    --------   ----------------
Shallowford Oaks Apts        920,396      8,084,600        9,004,996       (4,948,621)     7/81       1/82           5-25
 Chamblee, GA            -----------   ------------    -------------     ------------
 (204 units-family
 apartment complex)

     Sub-total             6,042,483     68,655,292       74,697,775      (34,979,796)
                         -----------   ------------    -------------     ------------
Aggregate of
  remaining
  properties (9) which
  are individually
  less than 5% of the
  total in Column E        1,987,001     25,238,214       27,225,215      (13,675,084)
                         -----------   ------------    -------------     ------------
       Total             $ 8,029,484   $ 93,893,506    $ 101,922,990     $(48,654,880)
                         ===========   ============    =============     ============

                          CAPITAL REALTY INVESTORS, LTD.
                             (a limited partnership)

         NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                          OF LOCAL PARTNERSHIPS IN WHICH
            CAPITAL REALTY INVESTORS, LTD. HAS INVESTED - Continued

                                December 31, 1997


(A)  Secures mortgage loans.

(B) Consists of capitalized construction period interest and real estate taxes during construction.

(C) The aggregate cost of land for federal income tax purposes is $7,710,463 and the aggregate cost of buildings and improvements for federal income tax purposes is $91,549,447. The total of the above-mentioned items is $99,259,910.

(D)  Reconciliation of real estate
     -----------------------------

                                                                      For the years ended December 31,
                                                                --------------------------------------------
                                                                    1997            1996            1995
                                                                ------------    ------------    ------------
Balance at beginning of period                                  $100,997,463    $104,480,160    $103,668,284

Additions during period                                              925,527         840,972         959,888

Deletions during period                                                   --      (4,323,669)       (148,012)
                                                                ------------    ------------    ------------
Balance at end of period                                        $101,922,990    $100,997,463    $104,480,160
                                                                ============    ============    ============


     Reconciliation of accumulated depreciation
     ------------------------------------------


                                                                      For the years ended December 31,
                                                                --------------------------------------------
                                                                    1997            1996            1995
                                                                ------------    ------------    ------------
Balance at beginning of period                                  $ 45,371,886    $ 44,203,590    $ 40,981,892

Depreciation expense for the period, net of deletions              3,282,994       1,168,296       3,221,698
                                                                ------------    ------------    ------------
Balance at end of period                                        $ 48,654,880    $ 45,371,886    $ 44,203,590
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