Form 10QSB
period 1998-03-31
CAPITAL REALTY INVESTORS LTD
filed 1998-05-06
CIK 354521

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 1998
                                   --------------


Commission file number                0-11149
                                   -------------


                         CAPITAL REALTY INVESTORS, LTD.
--------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




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



                                 (301) 468-9200
-------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has
been subject to such filing requirements for the past 90 days. [X] Yes   [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at March 31, 1998)

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1998





                                                                      Page
                                                                      ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - March 31, 1998 and
            December 31, 1997 . . . . . . . . . . . . . . . . . .      1

          Statements of Operations - for the three
            months ended March 31, 1998 and 1997  . . . . . . . .      2

          Statements of Cash Flows - for the three
            months ended March 31, 1998 and 1997  . . . . . . . .      3

          Notes to Financial Statements . . . . . . . . . . . . .      4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . .      9

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . .      12

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .      13

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . .      14

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .      15

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                        CAPITAL REALTY INVESTORS, LTD.

                               BALANCE SHEETS

                                   ASSETS



                                                                                                  March 31,      December 31,
                                                                                                    1998            1997
                                                                                                -------------    ------------
                                                                                                 (Unaudited)
Investments in and advances to partnerships                                                     $  2,325,074     $  2,166,362
Cash and cash equivalents                                                                          2,166,711        2,204,552
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $350,391 and $344,688, respectively                                    562,029          567,732
Property purchase costs, net of accumulated amortization of
  $91,898 and $90,419, respectively                                                                  144,669          146,148
Other assets                                                                                           5,753            6,520
                                                                                                ------------     ------------
      Total assets                                                                              $  5,204,236     $  5,091,314
                                                                                                ============     ============


                       LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                                              $  4,478,800     $  4,478,800
Accrued interest payable                                                                           6,841,129        6,723,580
Accounts payable and accrued expenses                                                                 59,143           58,743
                                                                                                ------------     ------------
      Total liabilities                                                                           11,379,072       11,261,123
                                                                                                ------------     ------------
Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                  14,000           14,000
    Limited Partners                                                                              24,837,000       24,837,000
                                                                                                ------------     ------------
                                                                                                  24,851,000       24,851,000
  Less:
    Accumulated distributions to partners                                                           (996,102)        (996,102)
    Offering costs                                                                                (2,689,521)      (2,689,521)
    Accumulated losses                                                                           (27,340,213)     (27,335,186)
                                                                                                ------------     ------------
      Total partners' deficit                                                                     (6,174,836)      (6,169,809)
                                                                                                ------------     ------------
      Total liabilities and partners' deficit                                                   $  5,204,236     $  5,091,314
                                                                                                ============     ============

                   The accompanying notes are an integral part
                        of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                                 (Unaudited)


                                                                                                 For the three months ended
                                                                                                          March 31,
                                                                                                ----------------------------
                                                                                                    1998             1997
                                                                                                ------------     ------------
Share of income from partnerships                                                               $    169,600     $    173,337
                                                                                                ------------     ------------

Other revenue and expenses:
 Revenue:
    Interest income                                                                                   27,174           24,307
                                                                                                ------------     ------------

 Expenses:
    Interest                                                                                         117,549          117,542
    Management fee                                                                                    23,802           23,802
    General and administrative                                                                        33,071           25,372
    Professional fees                                                                                 20,197           16,638
    Amortization                                                                                       7,182            7,181
                                                                                                ------------     ------------
                                                                                                     201,801          190,535
                                                                                                ------------     ------------
       Total other revenue and expenses                                                             (174,627)        (166,228)
                                                                                                ------------     ------------

Net (loss) income                                                                                     (5,027)           7,109

Accumulated losses, beginning of period                                                          (27,335,186)     (27,375,590)
                                                                                                ------------     ------------
Accumulated losses, end of period                                                               $(27,340,213)    $(27,368,481)
                                                                                                ============     ============

(Loss) income allocated to General Partners (3%)                                                $       (151)    $        213
                                                                                                ============     ============

(Loss) income allocated to Limited Partners (97%)                                               $     (4,876)    $      6,896
                                                                                                ============     ============

(Loss) income per unit of Limited Partnership Interest
  based on 24,837 units outstanding                                                             $      (0.20)    $       0.28
                                                                                                ============     ============




                   The accompanying notes are an integral part
                        of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                        CAPITAL REALTY INVESTORS, LTD.

                           STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                                                 For the three months ended
                                                                                                          March 31,
                                                                                                ----------------------------
                                                                                                    1998             1997
                                                                                                ------------     ------------
Cash flows from operating activities:
  Net (loss) income                                                                             $     (5,027)    $      7,109

  Adjustments to reconcile net (loss) income to net
    cash used in operating activities:
    Share of income from partnerships                                                               (169,600)        (173,337)
    Amortization of deferred costs                                                                     7,182            7,181
    Increase in accrued interest receivable on advances to partnerships                                   --           (1,534)

    Changes in assets and liabilities:
      Decrease in other assets                                                                           767           36,794
      Increase in accrued interest payable                                                           117,549          117,549
      Increase (decrease) in accounts payable and accrued expenses                                       400           (6,119)
                                                                                                ------------     ------------
         Net cash used in operating activities                                                       (48,729)         (12,357)
                                                                                                ------------     ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                          10,888               --
  Maturity of unrestricted certificate of deposit                                                         --          189,000
                                                                                                ------------     ------------
         Net cash provided by investing activities                                                    10,888          189,000
                                                                                                ------------     ------------

Cash flows from financing activities:
  Pay-off of purchase money notes and related interest                                                    --         (617,574)
                                                                                                ------------     ------------

Net decrease in cash and cash equivalents                                                            (37,841)        (440,931)

Cash and cash equivalents, beginning of period                                                     2,204,552        2,243,295
                                                                                                ------------     ------------

Cash and cash equivalents, end of period                                                        $  2,166,711     $  1,802,364
                                                                                                ============     ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                      $         --     $    117,574
                                                                                                ============     ============


                   The accompanying notes are an integral part
                         of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of March 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the interim period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 1997.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     Two properties, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks), have purchase money notes which have matured or will mature during 1998 and have not been paid. The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money notes. The purchase money notes, which are non-recourse to the Partnership, are secured by the Partnership's interest in the respective Local Partnerships. The amount due on the purchase money notes consists of estimated outstanding principal and accrued interest of approximately $4.479 million and $6.841 million, respectively, as of March 31, 1998 and $4.479 million and $6.724 million, respectively, as of December 31, 1997. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to produce a return from a sale or refinancing sufficient to pay off the purchase money notes.

     The Partnership's inability to pay these purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest of the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are non-recourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership. See further discussion on these purchase money notes below.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1998 and 1997 was $117,549 and $117,542, respectively. The accrued interest payable on the purchase money notes of $6,841,129 and $6,723,580 as of March 31, 1998 and December 31, 1997, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

     As of both March 31, 1998 and December 31, 1997, the Partnership had advanced funds totaling $377,593 to Local Partnerships. There were no funds advanced to the Local Partnerships during the three months ended March 31, 1998.

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

                                Frederick Heights
                                -----------------

     On January 1, 1997, the Partnership paid off purchase money notes relating to Frederick Heights Limited Partnership (Frederick Heights) in the aggregate principal and accrued interest amount of $500,000 and $117,574, respectively.

                                Frenchman's Wharf
                               -------------------

     The purchase money notes related to Frenchman's Wharf I, in the principal amount of $3,778,800, which were initially due to mature on June 1, 1988, have been extended to mature on June 1, 1998. In conjunction with the four-year workout agreement on the Local Partnership's mortgage loan, the Partnership is currently negotiating with the purchase money noteholders to reach an extension agreement which would be coterminous with the expiration of the workout arrangement. As of May 5, 1998, the noteholders had not given consent to an extension agreement. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I after June 1, 1998. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf I does not impact the Partnership's financial condition, as discussed above.

     The report of the auditors on the financial statements of Frenchman's Wharf I for the years ended December 31, 1997 and 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage and the expiration of its Section 8 Housing Assistance Payments (HAP) contract with the

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

U. S. Department of Housing and Urban Development (HUD) on November 30, 1998. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition, as discussed above.

                                Shallowford Oaks
                                ----------------

     The Partnership defaulted on its purchase money note relating to Shallowford Oaks on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of May 5, 1998, principal and accrued interest totaling $700,000 and $829,380, respectively, were due. The Managing General Partner has proposed to extend the note until November 2001, coterminous with the maturity of the Local Partnership's provisional workout agreement on its mortgage loan, and as of May 5, 1998, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that any agreement will be reached with the noteholder.

     In addition, the lender associated with the Shallowford Oaks mortgage loan filed notice on November 3, 1997 accelerating the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the provisional workout agreement. The local managing general partner is disputing this foreclosure notice and has hired an independent accounting firm to perform a compliance audit. The results of the compliance audit were to be presented at a hearing that started on April 20, 1998; however, due to the length of testimony a continuance was issued until May 6, 1998. In the interim, a temporary restraining order has been granted which suspends the foreclosure action until the conclusion of the hearing.

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

     The following are combined statements of operations for the seventeen Local Partnerships in which the Partnership has invested as of March 31, 1998 and 1997, respectively. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         For the three months ended
                                                  March 31,
                                        ----------------------------
                                            1998            1997
                                        ------------    ------------
Revenue:
  Rental revenue                        $  4,564,203    $  4,550,799
  Other                                      247,308         192,279
                                        ------------    ------------
                                           4,811,511       4,743,078
                                        ------------    ------------
Expenses:
  Operating                                2,368,581       2,318,708
  Interest                                 1,643,175       1,658,265
  Depreciation and amortization              830,680         814,845
                                        ------------    ------------
                                           4,842,436       4,791,818
                                        ------------    ------------
Net loss                                $    (30,925)   $    (48,740)
                                        ============    ============

     As of March 31, 1998 and December 31, 1997, the Partnership's share of cumulative losses to date for twelve of the seventeen Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $8,576,858 and $8,377,985, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   AFFORDABLE HOUSING LEGISLATION
     ------------------------------

     Frenchman's Wharf I and Shallowford Oaks each have a Section 8 HAP contracts covering 20% of each property's apartment units which expire during
1998.   The Section 8 HAP contracts provide rental subsidies to the property owner for units occupied by low income tenants. The Managing General Partner expects that these contracts will not be extended. The impact of the expirations will likely be an increase in vacancy during the 6-12 months after the contracts expire. As residents in the low-income units move out, the units will be made available to market-rate residents, as market conditions allow.

     Eight properties in the Partnership have mortgages financed by various state housing agencies and two properties have mortgages financed by the Rural Economic Community Development (RECD) agency. These ten properties have Section 8 HAP contracts in place for 100% of their apartment units. These Section 8 HAP contracts begin to expire in September of 2000. It remains to be seen how the

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

financing agencies will deal with the expiration of the Section 8 HAP contracts. The Managing General Partner believes that the agencies will strive to preserve the units as low income, or affordable housing. This means that the agencies probably will not allow a prepayment of the mortgage or a conversion of the units to market rate housing.


4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $22,033 and $16,376 for the three months ended March 31, 1998 and 1997, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses. Additionally, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each three month-period ended March 31, 1998 and 1997.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     Capital Realty Investors, Ltd.'s (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

     C.R.I., Inc. (the Managing General Partner) continues to evaluate the Partnership's underlying apartment complexes to determine a strategy for liquidating the Partnership. Issues that are at the forefront of the Managing General Partner's strategic planning include: maturing purchase money notes, expiring Section 8 Housing Assistance Payment (HAP) contracts, properties with state housing financing or Rural Economic Community Development (RECD) agency financing, and the ending of losses to the Partnership since the low-income housing accelerated depreciation deductions are completely depleted at the property levels.

     Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks) each have Section 8 HAP contracts
covering 20% of each property's apartment units which expire during 1998.   The
Section 8 HAP contracts provide rental subsidies to the property owner for units occupied by low income tenants. The Managing General Partner expects that these contracts will not be extended. The impact of the expirations will likely be an increase in vacancy during the 6-12 months after the contracts expire. As residents in the low-income units move out, the units will be made available to market-rate residents, as market conditions allow.

     Eight properties in the Partnership have mortgages financed by various state housing agencies and two properties have mortgages financed by the RECD agency. These ten properties have Section 8 HAP contracts in place for 100% of their apartment units. These Section 8 HAP contracts begin to expire in September of 2000. It remains to be seen how the financing agencies will deal with the expiration of the Section 8 HAP contracts. The Managing General Partner believes that the agencies will strive to preserve the units as low income, or affordable housing. This means that the agencies probably will not allow a prepayment of the mortgage or a conversion of the units to market rate housing.

     Sales of properties with state agency or RECD financing will be extremely difficult. Since the agency is unlikely to allow prepayment and/or sale for a conversion to market rate housing, the buyers are limited to non-profit organizations. Given the narrow range of interested buyers for such properties, purchase offers received from non-profit organizations tend to be much lower per apartment than those from profit-motivated companies.

     One option the Managing General Partner is considering is to market, on a state-by-state basis, the sale of a property in the Partnership with the sale of other properties in the Managing General Partner's portfolio. This may enhance the opportunity to sell these properties. Each property is different, so it is impossible to predict if any of the Partnership's properties might be included in such a combination sale.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     Two properties in which the Partnership has invested, Winthrop Beach and Frederick Heights, consist of market rate apartment units which have no Section 8 HAP contracts. Winthrop Beach, located in Chicago, Illinois, does not generate positive cash flow. Frederick Heights has been generating cash flow of $50,000-$75,000 annually. Several new properties have opened in the Frederick, Maryland area where the property is located, which may impact its future operations. The Managing General Partner is monitoring the operations of both these properties for future sale potential.

     The Managing General Partner is working diligently on behalf of the Partnership to produce the best results possible under these difficult circumstances. While the Managing General Partner cannot predict the outcome for any particular property at this time, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make sense for all parties involved.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $2,166,711 (or approximately $84.62 per Limited Partner unit) and $2,204,552 (or approximately $86.10 per Limited Partner unit) as of March 31, 1998 and December 31, 1997, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of May 5, 1998, there are no material commitments for capital expenditures.

     Two properties, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks), have purchase money notes which have matured or will mature during 1998 and have not been paid. The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money notes. The purchase money notes, which are non-recourse to the Partnership, are secured by the Partnership's interest in the respective Local Partnerships. The amount due on the purchase money notes consists of estimated outstanding principal and accrued interest of approximately $4.479 million and $6.841 million, respectively, as of March 31, 1998 and $4.479 million and $6.724 million, respectively, as of December 31, 1997. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to produce a return from a sale or refinancing sufficient to pay off the purchase money notes.

     The Partnership's inability to pay these purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest of the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. Thus, even a complete loss of one

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

of these Local Partnerships would not have a material impact on the financial condition of the Partnership. See the notes to the financial statements for additional information pertaining to these purchase money notes.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1998 and 1997, the receipt of distributions from partnerships and existing cash resources were adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's incurred a net loss for the three months ended March 31, 1998 as opposed to net income during the corresponding period in 1997 principally due to an increase in general and administrative expense relating to higher payroll costs and an increase in professional fees relating to higher legal costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three months ended March 31, 1998 did not include losses of $198,873 compared to excluded losses of $221,785, for the three months ended March 31, 1997.

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


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money note relating to Shallowford Oaks on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of May 5, 1998, principal and accrued interest totaling $700,000 and $829,380, respectively, were due. The Managing General Partner has proposed to extend the note until November 2001, coterminous with the maturity of the Local Partnership's provisional workout agreement on its mortgage loan, and as of May 5, 1998, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that any agreement will be reached with the noteholder.

     In addition, the lender associated with the Shallowford Oaks mortgage loan filed notice on November 3, 1997 accelerating the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the provisional workout agreement. The local managing general partner is disputing this foreclosure notice and has hired an independent accounting firm to perform a compliance audit. The results of the compliance audit were to be presented at a hearing that started on April 20, 1998, however, due to the length of testimony a continuance was issued until May 6, 1998. In the interim, a temporary restraining order has been granted which suspends the foreclosure action until the conclusion of the hearing.

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

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1998.

     All other items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CAPITAL REALTY INVESTORS, LTD.
                         ------------------------------
                                  (Registrant)

                         by: C.R.I., Inc.
                             Managing General Partner



May 6, 1998                  by: /s/ Michael J. Tuszka
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