Form 10QSB
period 1998-06-30
CAPITAL REALTY INVESTORS LTD
filed 1998-07-22
CIK 354521

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1998
                                   -------------


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at June 30, 1998)

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1998





                                                                      Page
                                                                      ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - June 30, 1998 and
            December 31, 1997 . . . . . . . . . . . . . . . . . .      1

          Statements of Operations - for the three and
            six months ended June 30, 1998 and 1997 . . . . . . .      2

          Statements of Cash Flows - for the six
            months ended June 30, 1998 and 1997 . . . . . . . . .      3

          Notes to Financial Statements . . . . . . . . . . . . .      4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . .      9

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . .      12

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .      13

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . .      14

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .      15

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS



                                                                                                    June 30,      December 31,
                                                                                                      1998           1997
                                                                                                  ------------    ------------
                                                                                                   (Unaudited)
Investments in and advances to partnerships                                                       $  2,388,315    $  2,166,362
Cash and cash equivalents                                                                            2,406,241       2,204,552
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $356,093 and $344,688, respectively                                      556,327         567,732
Property purchase costs, net of accumulated amortization of
  $93,377 and $90,419, respectively                                                                    143,190         146,148
Other assets                                                                                             6,161           6,520
                                                                                                  ------------    ------------

      Total assets                                                                                $  5,500,234    $  5,091,314
                                                                                                  ============    ============

                            LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                                $  4,478,800    $  4,478,800
Accrued interest payable                                                                             6,958,678       6,723,580
Accounts payable and accrued expenses                                                                  120,078          58,743
                                                                                                  ------------    ------------
      Total liabilities                                                                             11,557,556      11,261,123
                                                                                                  ------------    ------------
Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                    14,000          14,000
    Limited Partners                                                                                24,837,000      24,837,000
                                                                                                  ------------    ------------
                                                                                                    24,851,000      24,851,000
  Less:
    Accumulated distributions to partners                                                             (996,102)       (996,102)
    Offering costs                                                                                  (2,689,521)     (2,689,521)
    Accumulated losses                                                                             (27,222,699)    (27,335,186)
                                                                                                  ------------    ------------
      Total partners' deficit                                                                       (6,057,322)     (6,169,809)
                                                                                                  ------------    ------------

      Total liabilities and partners' deficit                                                     $  5,500,234    $  5,091,314
                                                                                                  ============    ============

                    The accompanying notes are an integral part
                           of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                                   For the three months ended       For the six months ended
                                                                            June 30,                         June 30,
                                                                  ----------------------------    ----------------------------
                                                                      1998            1997            1998            1997
                                                                  ------------    ------------    ------------    ------------
Share of income from partnerships                                 $    332,498    $    118,191    $    502,098    $    291,528
                                                                  ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest income                                                     32,956          27,944          60,130          52,251
                                                                  ------------    ------------    ------------    ------------

  Expenses:
    Interest                                                           117,549         117,549         235,098         235,091
    Management fee                                                      23,802          23,802          47,604          47,604
    General and administrative                                          36,466          22,688          69,537          48,060
    Professional fees                                                   62,942          16,323          83,139          32,961
    Amortization                                                         7,181           7,181          14,363          14,362
                                                                  ------------    ------------    ------------    ------------
                                                                       247,940         187,543         449,741         378,078
                                                                  ------------    ------------    ------------    ------------
      Total other revenue and expenses                                (214,984)       (159,599)       (389,611)       (325,827)
                                                                  ------------    ------------    ------------    ------------

Net income (loss)                                                      117,514         (41,408)        112,487         (34,299)

Accumulated losses, beginning of period                            (27,340,213)    (27,368,481)    (27,335,186)    (27,375,590)
                                                                  ------------    ------------    ------------    ------------

Accumulated losses, end of period                                 $(27,222,699)   $(27,409,889)   $(27,222,699)   $(27,409,889)
                                                                  ============    ============    ============    ============

Income (loss) allocated to General Partners (3%)                  $      3,525    $     (1,242)   $      3,375    $     (1,029)
                                                                  ============    ============    ============    ============

Income (loss) allocated to Limited Partners (97%)                 $    113,989    $    (40,166)   $    109,112    $    (33,270)
                                                                  ============    ============    ============    ============

Income (loss) per unit of Limited Partnership Interest
  based on 24,837 units outstanding                               $       4.59    $      (1.62)   $       4.39    $      (1.34)
                                                                  ============    ============    ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                           CAPITAL REALTY INVESTORS, LTD.

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                  For the six months ended
                                                                                                           June 30,
                                                                                                ----------------------------
                                                                                                    1998            1997
                                                                                                ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                                             $    112,487    $    (34,299)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of income from partnerships                                                               (502,098)       (291,528)
    Amortization of deferred costs                                                                    14,363          14,362
    Increase in accrued interest receivable on advances to partnerships                               (3,068)         (3,068)

    Changes in assets and liabilities:
      Decrease in other assets                                                                           359          34,579
      Increase in accrued interest payable                                                           235,098         235,098
      Increase in accounts payable and accrued expenses                                               61,335          10,317
                                                                                                ------------    ------------
        Net cash used in operating activities                                                        (81,524)        (34,539)
                                                                                                ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                         283,213         276,078
  Maturity of unrestricted certificate of deposit                                                         --         189,000
                                                                                                ------------    ------------
        Net cash provided by investing activities                                                    283,213         465,078
                                                                                                ------------    ------------

Cash flows from financing activities:
  Pay-off of purchase money notes and related interest                                                    --        (617,574)
                                                                                                ------------    ------------
        Net cash used in financing activities                                                             --        (617,574)
                                                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents                                                 201,689        (187,035)

Cash and cash equivalents, beginning of period                                                     2,204,552       2,243,295
                                                                                                ------------    ------------

Cash and cash equivalents, end of period                                                        $  2,406,241    $  2,056,260
                                                                                                ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                      $         --    $    117,574
                                                                                                ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of June 30, 1998, and the results of its operations and its cash flows for the three and six months ended June 30, 1998 and 1997. The results of operations for the interim period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

     Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     Two properties, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks), have purchase money notes which have matured and have not been paid. The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money notes. The purchase money notes, which are nonrecourse to the Partnership, are secured by the Partnership's interest in the respective Local Partnerships. The amount due on the purchase money notes consists of outstanding principal and accrued interest of approximately $4.479 million and $6.959 million, respectively, as of June 30, 1998 and $4.479 million and $6.724 million, respectively, as of December 31, 1997. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to pay off the purchase money notes at the time of sale or refinancing.

     The Partnership's inability to pay these purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest of the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

condition of the Partnership. See further discussion of these purchase money notes below.

     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1998 was $117,549 and $235,098, respectively, and $117,549 and $235,091 for the three and six months ended June 30, 1997, respectively. The accrued interest payable on the purchase money notes of $6,958,678 and $6,723,580 as of June 30, 1998 and December 31, 1997,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

     As of both June 30, 1998 and December 31, 1997, the Partnership had advanced funds totaling $377,593 to Local Partnerships. Interest accrued on these advances was $205,228 and $202,160 as of June 30, 1998 and December 31, 1997, respectively. For financial reporting purposes, these advances and interest accrued thereon have been written-off due to uncollectibility. There were no funds advanced to the Local Partnerships during the six months ended June 30, 1998.

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

                                Frenchman's Wharf
                               -------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf I on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,778,800 and $6,086,253, respectively. As of July 22, 1998, principal and accrued interest of 3,778,800 and $6,143,712, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature on June 1, 1998. The Partnership has requested another extension on the maturity date of the purchase money notes until May 2000, coterminous with the expiration of the related Local Partnership's workout agreement. As of July 22, 1998, the noteholders had not given consent to an extension agreement. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I. The uncertainty regarding the continued ownership of

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

the Partnership's interest in Frenchman's Wharf I does not impact the Partnership's financial condition, as discussed above.

     The report of the auditors on the financial statements of Frenchman's Wharf I for the years ended December 31, 1997 and 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage and the expiration of its Section 8 Housing Assistance Payments (HAP) contract with the
U. S. Department of Housing and Urban Development (HUD) on November 30, 1998. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition, as discussed above.

     The Managing General Partner has been informed that the lender of the mortgage loan on Frenchman's Wharf I wishes to perform an operational audit of the Local Partnership. The Managing General Partner and the local managing general partner do not believe that the lender has the right to perform such audit.

                                Shallowford Oaks
                                ----------------

     The Partnership defaulted on its purchase money note relating to Shallowford Oaks on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of July 22, 1998, principal and accrued interest totaling $700,000 and $840,086, respectively, were due. The Managing General Partner has proposed to extend the note until November 2001, coterminous with the maturity of the Local Partnership's provisional workout agreement on its mortgage loan, and as of July 22, 1998, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that any agreement will be reached with the noteholder.

     In addition, the lender associated with the Shallowford Oaks mortgage loan filed notice on November 3, 1997 accelerating the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the provisional workout agreement. The local managing general partner is disputing this foreclosure notice and has hired an independent accounting firm to perform a compliance audit. The results of the compliance audit were presented at hearings on April 20, 1998 and May 6, 1998. A ruling on the hearing is expected in August, 1998; a final resolution is anticipated by October, 1998. In the interim, a temporary restraining order has been granted which suspends the foreclosure action until the conclusion of the hearing. In June 1998, the Partnership posted a bond of $140,000 to extend the stay of foreclosure until the ruling in August 1998. Also, the lender was granted the right to perform an operational audit.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                            Combined Local Partnerships
                            ---------------------------

     The following are combined statements of operations for the seventeen Local Partnerships in which the Partnership has invested as of June 30, 1998 and 1997. The statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                         COMBINED STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                      For the three months ended            For the six months ended
                                               June 30,                              June 30,
                                     ----------------------------         ----------------------------
                                         1998            1997                 1998            1997
                                     ------------    ------------         ------------    ------------
Revenue:
  Rental revenue                     $  4,564,132    $  4,520,649         $  9,128,335    $  9,071,448
  Other                                   218,957         176,871              466,265         369,150
                                     ------------    ------------         ------------    ------------
                                        4,783,089       4,697,520            9,594,600       9,440,598
                                     ------------    ------------         ------------    ------------
Expenses:
  Operating                             2,217,897       2,371,119            4,586,478       4,689,827
  Interest                              1,643,176       1,658,262            3,286,351       3,316,527
  Depreciation and amortization           830,682         814,838            1,661,362       1,629,683
                                     ------------    ------------         ------------    ------------
                                        4,691,755       4,844,219            9,534,191       9,636,037
                                     ------------    ------------         ------------    ------------
Net income (loss)                    $     91,334    $   (146,699)        $     60,409    $   (195,439)
                                     ============    ============         ============    ============

     As of June 30, 1998 and December 31, 1997, the Partnership's share of cumulative losses to date for twelve of the seventeen Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $8,815,542 and $8,377,985, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION
     ------------------------------

     Frenchman's Wharf I and Shallowford Oaks each have Section 8 HAP contracts
covering 20% of each property's apartment units which expire during 1998.   The
Section 8 HAP contracts provide rental subsidies to the property owner for units occupied by low income tenants. The Managing General Partner expects that these contracts will not be extended. The impact of the expirations will likely be an increase in vacancy during the 6-12 months after the contracts expire. As residents in the low-income units move out, the units will be made available to market-rate residents, as market conditions allow.

     Eight properties in the Partnership have mortgages financed by various state housing agencies and two properties have mortgages financed by the Rural Economic Community Development (RECD) agency. These ten properties have Section 8 HAP contracts in place for approximately 100% of their apartment units. These
Section 8 HAP contracts begin to expire in September of 2000. It remains to be seen how the financing agencies will deal with the expiration of the Section 8 HAP contracts. The Managing General Partner is of the opinion that the agencies will strive to preserve the units as low income, or affordable housing. This means that the agencies probably will not allow a prepayment of the mortgage or a conversion of the units to market rate housing.


4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $29,041 and $51,074 for the three and six months ended June 30, 1998, respectively, and $17,396 and $33,772 for the three and six months ended June 30, 1997, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses. Additionally, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 and $47,604 for the three and six months ended June 30, 1998, respectively, and like amounts for the three and six months ended June 30, 1997, respectively.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     Capital Realty Investors, Ltd.'s (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

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

     Eight properties in the Partnership have mortgages financed by various state housing agencies and two properties have mortgages financed by the RECD agency. These ten properties have Section 8 HAP contracts in place for 100% of their apartment units. These Section 8 HAP contracts begin to expire in September of 2000. It remains to be seen how the financing agencies will deal with the expiration of the Section 8 HAP contracts. The Managing General Partner is of the opinion that the agencies will strive to preserve the units as low income, or affordable housing. This means that the agencies probably will not allow a prepayment of the mortgage or a conversion of the units to market rate housing.

     Sales of properties with state agency or RECD financing will be extremely difficult. Since the agency is unlikely to allow prepayment and/or sale for a conversion to market rate housing, the buyers are limited to non-profit organizations. Given the lack of interested buyers for such properties, purchase offers received from non-profit organizations tend to be much lower per apartment than those from profit-motivated companies.

     The Managing General Partner is considering marketing, on a state-by-state basis, a property in the Partnership with other properties in the Managing General Partner's portfolio. This may enhance the opportunity to sell these properties. Each property is different, so it is impossible to predict if any of the Partnership's properties might be included in such a combination sale.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     Two properties in which the Partnership has invested, Winthrop Beach and Frederick Heights, consist of market rate apartment units which have no Section 8 HAP contracts. Winthrop Beach, located in Chicago, Illinois, does not generate positive cash flow. Frederick Heights, located in Frederick, Maryland, has been generating cash flow of $50,000-$75,000 annually; however, several new properties have opened in the Frederick, Maryland area which may impact its future operations. The Managing General Partner is monitoring the operations of both these properties for future sale potential.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $2,406,241 (or approximately $93.97 per Limited Partner unit) and $2,204,552 (or approximately $86.10 per Limited Partner unit) as of June 30, 1998 and December 31, 1997, respectively, along with anticipated future cash distributions from the Local Partnerships, are expected to meet its current and anticipated operating cash needs. As of July 21, 1998, there are no material commitments for capital expenditures.

     Two properties, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks), have purchase money notes which have matured and have not been paid. The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money notes. The purchase money notes, which are nonrecourse to the Partnership, are secured by the Partnership's interest in the respective Local Partnerships. The amount due on the purchase money notes consists of outstanding principal and accrued interest of approximately $4.479 million and $6.959 million, respectively, as of June 30, 1998 and $4.479 million and $6.724 million, respectively, as of December 31, 1997. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to pay off the purchase money notes at the time of sale or refinancing.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended June 30, 1998 and 1997, the receipt of distributions from partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three and six months ended June 30, 1998 as opposed to net loss during the corresponding periods in 1997 principally due to an increase in share of income from partnerships primarily due to increased rental income and decreased operating expenses at four properties. Contributing to the increase in the Partnership's net income was an increase in interest income due to higher cash and cash equivalent balances. Partially offsetting the increase in the Partnership's net income was an increase in professional fees due to the Shallowford Oaks foreclosure litigation and an increase in general and administrative expenses primarily due to an increase in payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1998 did not include losses of $238,684 and $437,557, respectively, compared to excluded losses of $260,115, and $481,900, for the three and six months ended June 30, 1997, respectively.

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

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                                Frenchman's Wharf
                               -------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf I on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,778,800 and $6,086,253, respectively. As of July 22, 1998, principal and accrued interest of 3,778,800 and $6,143,712, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature on June 1, 1998. The Partnership has requested another extension on the maturity date of the purchase money notes until May 2000, coterminous with the expiration of the related Partnership's workout agreement. As of July 22, 1998, the noteholders had not given consent to an extension agreement. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf I does not impact the Partnership's financial condition, as discussed above.

     The report of the auditors on the financial statements of Frenchman's Wharf I for the years ended December 31, 1997 and 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage and the expiration of its Section 8 Housing Assistance Payments (HAP) contract with the
U. S. Department of Housing and Urban Development (HUD) on November 30, 1998. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition, as discussed above.

     The Managing General Partner has been informed that the lender of the mortgage loan on Frenchman's Wharf I wishes to perform an operational audit of the Local Partnership. The Managing General Partner and the local managing general partner do not believe that the lender has the right to perform such audit.

                                Shallowford Oaks
                                ----------------

     The Partnership defaulted on its purchase money note relating to Shallowford Oaks on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of July 22, 1998, principal and accrued interest totaling $700,000 and $840,086, respectively, were due. The Managing General Partner has proposed to extend the note until November 2001, coterminous with the maturity of the Local Partnership's provisional workout agreement on its mortgage loan, and as of July 22, 1998, the Managing General Partner is awaiting a response from the purchase money noteholder. There is no assurance that any agreement will be reached with the noteholder.

     In addition, the lender associated with the Shallowford Oaks mortgage loan filed notice on November 3, 1997 accelerating the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the provisional workout agreement. The local managing general partner is disputing this foreclosure notice and has hired an independent accounting firm to perform a compliance audit. The results of the compliance audit were presented at hearings on April 20, 1998 and May 6, 1998. A ruling on the hearing is expected in August 1998; a final resolution is anticipated by October, 1998. In the interim, a temporary restraining order has been granted which suspends the

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

foreclosure action until the conclusion of the hearing. In June 1998, the Partnership posted a bond of $140,000 to extend the stay of foreclosure until the ruling in August 1998. Also, the lender was granted the right to perform an operational audit.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1998.

     All other items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CAPITAL REALTY INVESTORS, LTD.
                         ------------------------------
                                 (Registrant)

                         by: C.R.I., Inc.
                             Managing General Partner



July 22, 1998                by: /s/ Michael J. Tuszka
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