Form 10QSB
period 1998-09-30
CAPITAL REALTY INVESTORS LTD
filed 1998-11-09
CIK 354521

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1998
                                   ------------------


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                      (Outstanding at September 30, 1998)

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998





                                                                      Page
                                                                      ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - September 30, 1998 and
            December 31, 1997 . . . . . . . . . . . . . . . . . .      1

          Statements of Operations and Accumulated Losses - for
            the three and nine months ended September 30, 1998
            and 1997  . . . . . . . . . . . . . . . . . . . . . .      2

          Statements of Cash Flows - for the nine
            months ended September 30, 1998 and 1997  . . . . . .      3

          Notes to Financial Statements - September 30, 1998
            and 1997  . . . . . . . . . . . . . . . . . . . . . .      4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . .      9

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . .      13

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .      14

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . .      15

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .      16

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                    ASSETS



                                                                                                   September 30,  December 31,
                                                                                                       1998          1997
                                                                                                   ------------   ------------
                                                                                                    (Unaudited)
Investments in and advances to partnerships                                                        $  2,432,074   $  2,166,362
Cash and cash equivalents                                                                             2,468,983      2,204,552
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $361,796 and $344,688, respectively                                       550,624        567,732
Property purchase costs, net of accumulated amortization of
  $94,855 and $90,419, respectively                                                                     141,712        146,148
Other assets                                                                                              5,124          6,520
                                                                                                   ------------   ------------

      Total assets                                                                                 $  5,598,517   $  5,091,314
                                                                                                   ============   ============

                        LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                                 $  4,478,800   $  4,478,800
Accrued interest payable                                                                              7,076,227      6,723,580
Accounts payable and accrued expenses                                                                    76,309         58,743
                                                                                                   ------------   ------------
      Total liabilities                                                                              11,631,336     11,261,123
                                                                                                   ------------   ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                     14,000         14,000
    Limited Partners                                                                                 24,837,000     24,837,000
                                                                                                   ------------   ------------
                                                                                                     24,851,000     24,851,000
  Less:
    Accumulated distributions to partners                                                              (996,102)      (996,102)
    Offering costs                                                                                   (2,689,521)    (2,689,521)
    Accumulated losses                                                                              (27,198,196)   (27,335,186)
                                                                                                   ------------   ------------
      Total partners' deficit                                                                        (6,032,819)    (6,169,809)
                                                                                                   ------------   ------------
      Total liabilities and partners' deficit                                                      $  5,598,517   $  5,091,314
                                                                                                   ============   ============

                   The accompanying notes are an integral part
                           of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                             CAPITAL REALTY INVESTORS, LTD.

                                STATEMENTS OF OPERATIONS

                                 AND ACCUMULATED LOSSES

                                       (Unaudited)

                                                                 For the three months ended        For the nine months ended
                                                                        September 30,                    September 30,
                                                                ----------------------------     ----------------------------
                                                                    1998            1997             1998            1997
                                                                ------------    ------------     ------------    ------------
Share of income from partnerships                               $    202,943    $    265,503     $    705,041    $    557,031
                                                                ------------    ------------     ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest income                                                   34,392          29,523           94,522          81,774
                                                                ------------    ------------     ------------    ------------

  Expenses:
    Interest                                                         117,549         117,549          352,647         352,640
    Management fee                                                    23,802          23,802           71,406          71,406
    General and administrative                                        33,935          20,447          103,472          68,507
    Professional fees                                                 30,365          15,044          113,504          48,005
    Amortization                                                       7,181           7,181           21,544          21,543
                                                                ------------    ------------     ------------    ------------
                                                                     212,832         184,023          662,573         562,101
                                                                ------------    ------------     ------------    ------------
      Total other revenue and expenses                              (178,440)       (154,500)        (568,051)       (480,327)
                                                                ------------    ------------     ------------    ------------

Net income                                                            24,503         111,003          136,990          76,704

Accumulated losses, beginning of period                          (27,222,699)    (27,409,889)     (27,335,186)    (27,375,590)
                                                                ------------    ------------     ------------    ------------

Accumulated losses, end of period                               $(27,198,196)   $(27,298,886)    $(27,198,196)   $(27,298,886)
                                                                ============    ============     ============    ============

Net income allocated to General Partners (3%)                   $        735    $      3,330     $      4,110    $      2,301
                                                                ============    ============     ============    ============

Net income allocated to Limited Partners (97%)                  $     23,768    $    107,673     $    132,880    $     74,403
                                                                ============    ============     ============    ============

Net income per unit of Limited Partnership Interest
  based on 24,837 units outstanding                             $        .96    $       4.34     $       5.35    $       3.00
                                                                ============    ============     ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                   For the nine months ended
                                                                                                         September 30,
                                                                                                 ----------------------------
                                                                                                     1998            1997
                                                                                                 ------------    ------------
Cash flows from operating activities:
  Net income                                                                                     $    136,990    $     76,704

  Adjustments to reconcile net income to net
    cash used in operating activities:
    Share of income from partnerships                                                                (705,041)       (557,031)
    Amortization of deferred costs                                                                     21,544          21,543

    Changes in assets and liabilities:
      Increase in accrued interest receivable on
        advances to partnerships                                                                       (4,602)         (4,602)
      Decrease in other assets                                                                          1,396          33,705
      Increase in accrued interest payable                                                            352,647         352,647
      Increase in accounts payable and accrued expenses                                                17,566          14,335
                                                                                                 ------------    ------------
        Net cash used in operating activities                                                        (179,500)        (62,699)
                                                                                                 ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                          456,431         391,468
  Advances to partnerships                                                                            (12,500)             --
  Maturity of unrestricted certificate of deposit                                                          --         189,000
                                                                                                 ------------    ------------
        Net cash provided by investing activities                                                     443,931         580,468
                                                                                                 ------------    ------------

Cash flows from financing activities:
  Pay-off of purchase money notes and related interest                                                     --        (617,574)
                                                                                                 ------------    ------------
        Net cash used in financing activities                                                              --        (617,574)
                                                                                                 ------------    ------------

Net increase (decrease) in cash and cash equivalents                                                  264,431         (99,805)

Cash and cash equivalents, beginning of period                                                      2,204,552       2,243,295
                                                                                                 ------------    ------------
Cash and cash equivalents, end of period                                                         $  2,468,983    $  2,143,490
                                                                                                 ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                       $         --    $    117,574
                                                                                                 ============    ============

                 The accompanying notes are an integral part
                         of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1998 and 1997

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of September 30, 1998, and the results of its operations for the three and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the interim period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership is the maker of purchase money notes which have matured and have not been paid with respect to two Local Partnerships, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks). The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money note. The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. The amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $7.076 million, respectively, as of September 30, 1998, and $4.479 million and $6.724 million, respectively, as of December 31, 1997. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to pay off the purchase money notes at the time of sale or refinancing.

     The Partnership's inability to pay these purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one or both of these Local Partnerships would not have a material impact on

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

the financial condition of the Partnership. See further discussion of these purchase money notes, below.

     Interest expense on the Partnership's purchase money notes was $117,549 and $352,647 for the three and nine months ended September 30, 1998, respectively, and $117,549 and $352,640 for the three and nine months ended September 30, 1997, respectively. The accrued interest payable on the purchase money notes of $7,076,227 and $6,723,580 as of September 30, 1998 and December 31, 1997,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

     As of September 30, 1998 and December 31, 1997, the Partnership had advanced funds totaling $390,093 and $377,593, respectively, to Local Partnerships. Interest accrued on these advances was $206,762 and $202,160 as of September 30, 1998 and December 31, 1997, respectively. For financial reporting purposes, these loans have been or will be reduced to zero by the Partnership as a result of losses from the related Local Partnerships.


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

                                Frederick Heights
                                -----------------

     On January 1, 1997, the Partnership paid off purchase money notes relating to Frederick Heights Limited Partnership (Frederick Heights) in the aggregate principal and accrued interest amounts of $500,000 and $117,574, respectively.

                                Frenchman's Wharf
                               -------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf I on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,778,800 and $6,086,253, respectively. As of November 6, 1998, principal and accrued interest of 3,778,800 and $6,264,375, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature on June 1, 1998. The Partnership has requested another extension of the maturity date of the purchase money notes until May 2000, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of November 6, 1998, the noteholders had not consented to an extension agreement. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I.

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

     The report of the auditors on the financial statements of Frenchman's Wharf I for the years ended December 31, 1997 and 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage and the impending expiration of its Section 8 Housing Assistance Payments (HAP) contract with the
U. S. Department of Housing and Urban Development (HUD) on November 30, 1998. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition, as discussed above.

     The Managing General Partner has been informed that Frenchman's Wharf I's mortgage lender wishes to perform an operational audit of the Local Partnership. The Managing General Partner and the local managing general partner are of the opinion that the lender does not have the right, under the terms of the loan documents, to perform such an audit and thus the Local Partnership has not acquiesced.

                                Shallowford Oaks
                                ----------------

     The Partnership defaulted on its purchase money note relating to Shallowford Oaks on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of November 6, 1998, principal and accrued interest totaling $700,000 and $854,689, respectively, were due. The Managing General Partner has proposed to extend the note until November 2001, coterminous with the maturity of the Local Partnership's provisional workout agreement on its mortgage loan, and as of November 6, 1998, the Managing General Partner is awaiting a response from the noteholder. There is no assurance that any agreement will be reached with the noteholder.

     In addition, Shallowford Oaks' mortgage lender filed notice on November 3, 1997 accelerating the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the provisional workout agreement. Subsequently, the local managing general partner filed an action to enjoin the attempted foreclosure and hired an independent accounting firm to perform a compliance audit. The results of the compliance audit were presented at hearings on April 20, 1998 and May 6, 1998. In August, 1998 the court entered the requested interlocutary injunction pending the results of hearings on equitable issues, which were held in September 1998. A ruling was expected by October 31, 1998 but as of November 6, 1998, a ruling had not been made. In June, 1998 the Partnership posted a bond of $140,000 to extend the stay of foreclosure. Also, the court granted the lender the right to perform an operational audit, which it has completed.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Due to the uncertainties regarding the outcome of an extension of the purchase money note and/or the foreclosure proceedings on the Local Partnership's mortgage loan, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not impact the Partnership's financial condition, as discussed above.

                           Combined Local Partnerships
                           ---------------------------

     The following are combined statements of operations for the 17 Local Partnerships in which the Partnership is invested as of September 30, 1998 and 1997. The statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                         COMBINED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                 For the three months ended        For the nine months ended
                                                                        September 30,                    September 30,
                                                                ----------------------------     ----------------------------
                                                                    1998            1997             1998            1997
                                                                ------------    ------------     ------------    ------------
Revenue:
  Rental revenue                                                $  4,373,516    $  4,469,601     $ 13,501,851    $ 13,541,049
  Other                                                              238,075         207,910          704,340         577,060
                                                                ------------    ------------     ------------    ------------
                                                                   4,611,591       4,677,511       14,206,191      14,118,109
                                                                ------------    ------------     ------------    ------------

Expenses:
  Operating                                                        2,276,077       2,238,696        6,862,555       6,928,523
  Interest                                                         1,643,170       1,658,262        4,929,521       4,974,789
  Depreciation and amortization                                      830,677         814,839        2,492,039       2,444,522
                                                                ------------    ------------     ------------    ------------
                                                                   4,749,924       4,711,797       14,284,115      14,347,834
                                                                ------------    ------------     ------------    ------------
Net loss                                                        $   (138,333)   $    (34,286)    $    (77,924)   $   (229,725)
                                                                ============    ============     ============    ============

     As of September 30, 1998 and December 31, 1997, the Partnership's share of cumulative losses to date for twelve of the seventeen Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,152,373 and $8,377,985, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     Frenchman's Wharf I has a Section 8 HAP contract covering 20% of the
property's apartment units which expires in 1998.   The Section 8 HAP contracts
provide rental subsidies to the property owner for units occupied by low income tenants. If the contract is not extended, there will likely be an increase in vacancy during the 6-12 months after it expires. As residents in the low-income units move out, the units will be made available to market-rate residents, as market conditions allow.

     Eight Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the Rural Economic Community Development (RECD) agency. These ten Local Partnerships have Section 8 HAP contracts in place for approximately 100% of their apartment units. These Section 8 HAP contracts

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   AFFORDABLE HOUSING LEGISLATION - Continued

begin to expire in September of 2000. It remains to be seen how the financing agencies will deal with the expiration of the Section 8 HAP contracts. The Managing General Partner is of the opinion that the agencies will strive to preserve the units as low income, or affordable, housing. At this time, it appears unlikely that the agencies will allow a prepayment of the respective mortgage loans or a conversion of the units to market rate housing.


4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $23,380 and $74,454 for the three and nine months ended September 30, 1998, respectively, and $13,691 and $47,463 for the three and nine months ended September 30, 1997, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 and $71,406 for the three and nine months ended September 30, 1998, respectively, and like amounts for the three and nine months ended September 30, 1997.

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


                                     General
                                     -------

     C.R.I., Inc. (the Managing General Partner) continues to evaluate the Partnership's underlying apartment complexes to determine a strategy for liquidating the Partnership. Issues that are at the forefront of the Managing General Partner's strategic planning include: maturing purchase money notes, expiring Section 8 Housing Assistance Payment (HAP) contracts, properties with state housing financing or Rural Economic Community Development (RECD) agency financing, and ending losses to the Partnership since the low-income housing accelerated depreciation deductions are completely depleted at the property levels.

     Lake Properties Limited Partnership (Frenchman's Wharf I) has Section 8 HAP contracts covering 20% of the property's apartment units which expires during
1998.   The Section 8 HAP contracts provide rental subsidies to the property owner for units occupied by low income tenants. If the contract is not extended, there will likely be an increase in vacancy during the 6-12 months after it expires. As residents in the low-income units move out, the units will be made available to market-rate residents, as market conditions allow.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The Managing General Partner is considering marketing, on a state-by-state basis, one or more of the properties in which the Partnership invested with properties in other portfolios sponsored by the Managing General Partner. This may enhance the opportunity to sell these properties. Each property is different, so it is impossible to predict if any of the Partnership's properties might be included in such a combination sale.

     Two properties in which the Partnership has invested, Winthrop Beach and Frederick Heights, consist of market rate apartment units which have no Section 8 HAP contracts. Winthrop Beach, located in Chicago, Illinois, does not generate positive cash flow. Frederick Heights, located in Frederick, Maryland, has been generating cash flow of $50,000-$75,000 annually. The Managing General Partner is monitoring the operations of both these properties for future sale potential.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $2,468,983 (or approximately $96.43 per Limited Partner unit) and $2,204,552 (or approximately $86.10 per Limited Partner unit) as of September 30, 1998 and December 31, 1997, respectively, along with anticipated future cash distributions from the Local Partnerships, are expected to meet its current and anticipated operating cash needs. As of November 6, 1998, there were no material commitments for capital expenditures.

     The Partnership is the maker of purchase money notes which have matured and have not been paid with respect to two Local Partnerships, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks). The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money note. The purchase money notes, which are nonrecourse to the Partnership, are secured by the Partnership's interest in the respective Local Partnerships. The amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $7.076 million, respectively, as of September 30, 1998, and $4.479 million and $6.724 million, respectively, as of December 31, 1997. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to pay off the purchase money notes at the time of sale or refinancing.

     The Partnership's inability to pay these purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. Thus, even a complete loss of one or both of these Local Partnerships would not have a material impact on the financial condition of the Partnership. See the notes to the financial statements for additional information pertaining to these purchase money notes.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1998 and 1997, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended September 30, 1998 decreased from the corresponding period in 1997 principally due to a decrease in share of income from partnerships, which was primarily due to increased operating expenses at one property. Contributing to the decrease in the Partnership's net income was an increase in professional fees due to the Shallowford Oaks foreclosure litigation and an increase in general and administrative expenses primarily due to an increase in payroll costs also
associated with the Shallowford foreclosure litigation.   Partially offsetting
the decrease in the Partnership's net income was an increase in interest income due to higher cash and cash equivalent balances.

     The Partnership's net income for the nine months ended September 30, 1998 increased from the corresponding period in 1997 principally due to an increase in share of income from partnerships, which was primarily due to increased rental income and decreased operating expenses at five properties. Contributing to the increase in the Partnership's net income was an increase in interest income, as discussed above. Partially offsetting the increase in the Partnership's net income was an increase in professional fees and an increase in general and administrative expenses, also as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1998 did not include losses of $336,831 and $774,388, respectively, compared to excluded losses of $294,197, and $776,097, for the three and nine months ended September 30, 1997, respectively.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999.

     The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is substantially complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. The Managing General Partner expects final completion of this phase by November 30, 1998. The Assessment Phase is currently underway. Under the Assessment Phase, all applications and functions identified in the Planning Phase are being analyzed to determine Y2K compliance and the materiality of each identified risk is being determined. In the event of noncompliance, for a material risk, timetables for corrective action, as well as estimated costs to achieve compliance, are being determined. Completion of this phase is expected by December 31, 1998. The Implementation Phase is also underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with third party vendors and service providers to verify their Y2K compliance. Final completion of this phase is expected by June 1999. The Testing Phase, which will include testing of internal applications as well as third party systems, is expected to begin during January 1999 and continue throughout 1999. Contingency planning is scheduled to commence during the fourth quarter 1998 and be completed by year-end 1999. Although the expense associated with the Y2K Project cannot presently be determined, the Managing General Partner does not expect it to be material.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                                Frenchman's Wharf
                               -------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf I on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,778,800 and $6,086,253, respectively. As of November 6, 1998, principal and accrued interest of 3,778,800 and $6,264,375, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature on June 1, 1998. The Partnership has requested another extension of the maturity date of the purchase money notes until May 2000, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of November 6, 1998, the noteholders had not consented to an extension agreement. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf I does not impact the Partnership's financial condition, as discussed above.

     The report of the auditors on the financial statements of Frenchman's Wharf I for the years ended December 31, 1997 and 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage and the impending expiration of its Section 8 Housing Assistance Payments (HAP) contract with the
U. S. Department of Housing and Urban Development (HUD) on November 30, 1998. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition, as discussed above.

     The Managing General Partner has been informed that Frenchman's Wharf I's mortgage lender wishes to perform an operational audit of the Local Partnership. The Managing General Partner and the local managing general partner are of the opinion that the lender does not have the right, under the terms of the loan documents, to perform such an audit and thus the Local Partnership has not acquiesced.

                                Shallowford Oaks
                                ----------------

     The Partnership defaulted on its purchase money note relating to Shallowford Oaks on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of November 6, 1998, principal and accrued interest totaling $700,000 and $854,689, respectively, were due. The Managing General Partner has proposed to extend the note until November 2001, coterminous with the maturity of the Local Partnership's provisional workout agreement on its mortgage loan, and as of November 6, 1998, the Managing General Partner is awaiting a response from the noteholder. There is no assurance that any agreement will be reached with the noteholder.

     In addition, Shallowford Oaks' mortgage lender filed notice on November 3, 1997 accelerating the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the provisional workout agreement. Subsequently, the local managing general partner filed an action to enjoin the attempted foreclosure and hired an independent accounting firm to perform a compliance audit. The results of the compliance audit were presented at hearings on April 20, 1998 and May 6, 1998. In August, 1998 the court

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

entered the requested interlocutary injunction pending the results of hearings on equitable issues, which were held in September 1998. A ruling was expected by October 31, 1998 but as of November 6, 1998, a ruling had not been made. In June, 1998 the Partnership posted a bond of $140,000 to extend the stay of foreclosure. Also, the court granted the lender the right to perform an operational audit, which it has completed.

     Due to the uncertainties regarding the outcome of an extension of the purchase money note and/or the foreclosure proceedings on the Local Partnership's mortgage loan, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not impact the Partnership's financial condition, as discussed above.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1998.

     All other items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CAPITAL REALTY INVESTORS, LTD.
                         --------------------------------------------
                         (Registrant)

                         by: C.R.I., Inc.
                             ----------------------------------------
                             Managing General Partner



November 6, 1998             by: /s/ Michael J. Tuszka
-----------------                ------------------------------------
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