Form 10KSB
period 1998-12-31
CAPITAL REALTY INVESTORS LTD
filed 1999-03-25
CIK 354521

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1998
                              -----------------

Commission file number             0-11149
                              -----------------

                         CAPITAL REALTY INVESTORS, LTD.
-----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          District of Columbia                          52-1219926
-----------------------------------------         ---------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         ---------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number      (301) 468-9200
                              -----------------



Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of each class                          on which registered
            NONE                                            N/A
-----------------------------------------         ----------------------

Securities registered pursuant to Section 12(g) of the Act:

                              LIMITED PARTNER UNITS
------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes [X]   No
[ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year $850,225.

     The partnership interests of the Registrant are not traded in any market. Therefore, the partnership interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

                         CAPITAL REALTY INVESTORS, LTD.
                             (a limited partnership)

                        1998 ANNUAL REPORT ON FORM 10-KSB

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


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters    . .      II-1
Item 6.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-1
Item 7.  Financial Statements   . . . . . . . . . . . . . .      II-7
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure   . . . .      II-7


                                    PART III
                                    --------

Item 9.  Directors and Executive Officers
           of the Registrant  . . . . . . . . . . . . . . .      III-1
Item 10. Executive Compensation   . . . . . . . . . . . . .      III-2
Item 11. Security Ownership of Certain Beneficial
           Owners and Management  . . . . . . . . . . . . .      III-2
Item 12. Certain Relationships and Related Transactions   .      III-3
Item 13. Exhibits and Reports on Form 8-K   . . . . . . . .      III-4

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      III-6

Financial Statements  . . . . . . . . . . . . . . . . . . .      III-7

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

     Capital Realty Investors, Ltd. (the Partnership) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981. On December 31, 1981, the Partnership commenced offering 30,000 units of limited partner interests through a public offering which was managed by Merrill Lynch, Pierce, Fenner & Smith, Incorporated. The Partnership closed the offering on December 31, 1982 when 24,837 units of limited partner interests became fully subscribed.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), the Managing General Partner, current and former shareholders of CRI and Rockville Pike Associates, Ltd., a Maryland limited partnership which includes the shareholders of CRI and several former officers and employees of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in eighteen Local Partnerships. As of December 31, 1998, the Partnership had investments in seventeen Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, applied for applicable mortgage insurance and/or subsidies, and remain as the local general partners in the Local Partnerships. As a result of its investment in the Local partnership, the Partnership became the principal limited partner in these Local Partnerships. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the projects.

                                     PART I
                                     ------

ITEM 1.   BUSINESS - continued
          --------

The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

     Although each of the Local Partnerships in which the Partnership has invested owns an apartment complex which must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership, except in specific circumstances as described in Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership is a limited partner follows.

             SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS IN WHICH
                 CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1)

                                                                                                  Units          Expiration
                              Mortgage                                                        Authorized for         of
 Name and Location           Payable at        Financed and/or Insured        Number of        Rental Asst.       Section 8
of Apartment Complex        12/31/98 (2)       and/or Subsidized Under       Rental Units      Under Sec. 8      HAP Contract
--------------------        ------------    -----------------------------    ------------     --------------     ------------
Baltic Plaza                $  7,765,266    New Jersey Housing and                169              168           02/10/03
 Atlantic City, NJ                           Mortgage Finance Agency

Capitol Commons                6,831,522    Michigan State Housing                200              200           05/31/02
 Lansing, MI                                 Development Authority

Chestnut                       2,536,108    California Housing                     90               88           01/13/13
 Fresno, CA                                  Finance Agency

Court Place                    6,482,131    Illinois Housing                      160              160           02/01/13
 Pekin, IL                                   Development Authority (IHDA)

Frederick Heights              3,035,470    Section 221(d)(4) of the              156                0             N/A
 Frederick, MD                                National Housing Act (NHA)

Frenchman's Wharf I            6,499,180    Section 221(d)(4)                     320               31           11/30/99 (4)
 New Orleans, LA                             of the NHA

Hillview Terrace               2,534,166    Rural Economic Community              125              115           09/30/00
 Traverse City, MI                           Development (RECD)

Lihue Gardens                  2,802,163    RECD                                   58               58           02/22/03
 Lihue, Kauai, HI

Linden Place                   9,565,091    IHDA                                  190              190           01/01/22
 Arlington Heights, IL

New Charon Woods Apts.         2,492,694    Delaware Trust Company                 50               50           07/31/04
 Deptford, NJ

Park Glen                      5,266,228    IHDA                                  125              125           08/01/23
 Taylorville, IL

Shallowford Oaks               5,838,177    1996 Multifamily Trust                204               41           07/31/01
 Chamblee, GA

Sundance Apts.                 2,454,719    Section 221(d)(4) of the NHA           60               60           05/07/02
 Bakersfield, CA

Tandem Townhouses              1,450,475    Pennsylvania Housing                   48               47           08/28/12
 Fairview Borough, PA                        Finance Agency

Warner House                   2,022,640    Section 221(d)(4) of the NHA           60               60           09/01/01
 Warren, OH

                                                              Continued


              SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1) - Continued

                                                                                                  Units          Expiration
                              Mortgage                                                        Authorized for         of
 Name and Location           Payable at        Financed and/or Insured        Number of        Rental Asst.       Section 8
of Apartment Complex        12/31/98 (2)       and/or Subsidized Under       Rental Units      Under Sec. 8      HAP Contract
--------------------        ------------    -----------------------------    ------------     --------------     ------------
Westwood Village               1,513,945    Connecticut Housing Finance            48               48           02/01/12
 New Haven, CT                               Authority

Winthrop Beach                 1,076,960    First mortgage loan by First           69                0              N/A
 Chicago, IL                                 Federal Savings and Loan Assoc.
                                             of Chicago; second mortgage loan
                                             by Chicago Department of Housing
--------------------        ------------                                     --------           ------
Totals 17                   $ 70,166,935                                        2,132            1,441
                            ============                                     ========           ======


             SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1) - Continued


                                                                                    Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                            for the Years Ended
                                      As of December 31,                                   December 31,
 Name and Location            ---------------------------------       -----------------------------------------------------
of Apartment Complex          1998    1997   1996   1995   1994         1998       1997       1996        1995       1994
--------------------          ----    ----   ----   ----   ----       --------   --------   --------    --------   --------
Baltic Plaza                   99%     97%    100%   99%    99%       $ 13,014   $ 12,981   $ 13,143    $ 13,106   $ 13,102
 Atlantic City, NJ

Capitol Commons                96%     94%    98%    99%    99%          9,464      9,340      9,451       9,335      9,296
 Lansing, MI

Chestnut                       98%     98%    98%    98%    97%          7,523      7,459      7,580       7,369      7,441
 Fresno, CA

Court Place                   100%    100%   100%   100%   100%         12,555     12,483     12,191      11,997     11,657
 Pekin, IL

Frederick Heights              97%     96%    96%    97%    97%          7,360      7,164      6,983       6,809      6,841
 Frederick, MD

Frenchman's Wharf I            88%     91%    89%    92%    91%          4,514      4,499      4,403       4,246      4,148
 New Orleans, LA

Hillview Terrace               99%    100%    99%    99%   100%          2,759      2,752      3,930       3,779      3,694
 Traverse City, MI

Lihue Gardens                 100%     95%   100%   100%   100%         10,792     11,139     11,359      11,164     10,552
 Lihue, Kauai, HI

Linden Place                  100%    100%    99%   100%   100%         13,944     13,246     12,880      12,637     12,387
 Arlington Heights, IL

New Charon Woods Apts.         90%    100%   100%    94%   100%         11,401     11,826     11,805      11,589     11,060
 Deptford, NJ

Park Glen                     100%    100%   100%   100%   100%          9,535      9,415      9,303       9,250      9,221
 Taylorville, IL

Shallowford Oaks               99%     99%    95%   100%    91%          7,379      7,162      7,002       6,934      5,930
 Chamblee, GA

Sundance Apts.                100%    100%   100%    98%   100%          8,365      8,559      8,390       8,387      8,294
 Bakersfield, CA

Tandem Townhouses             100%    100%   100%   100%   100%          9,289      9,223      8,859       8,798      8,789
 Fairview Borough, PA

Warner House                  100%    100%    98%    98%    95%          7,635      7,624      7,584       7,505      7,420
 Warren, OH

                                                              Continued


              SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1) - Continued


                                                                                    Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                            for the Years Ended
                                      As of December 31,                                   December 31,
 Name and Location            ---------------------------------       -----------------------------------------------------
of Apartment Complex          1998    1997   1996   1995   1994         1998       1997       1996        1995       1994
--------------------          ----    ----   ----   ----   ----       --------   --------   --------    --------   --------
Westwood Village              100%     98%    96%    94%   100%         11,416     11,217     11,017      11,294     10,908
 New Haven, CT

Winthrop Beach                 90%     93%    94%    96%    94%          4,133      4,076      3,903       4,007      3,886
 Chicago, IL
--------------------          ----    ----   ----   ----   ----       --------   --------   --------    --------   --------
Totals (3) 17                  97%     98%    98%    98%    98%       $  8,887   $  8,833   $  8,811    $  8,718   $  8,507
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

(2) The amounts provided are the balances of mortgage loans payable of the Local Partnerships as of December 31, 1998.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects a one-year extension from the original expiration date, in accordance with Federal legislation.

     There were no contemplated sales of investments in partnerships as of March 25, 1999.


ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors, Ltd. indirectly holds an interest in the underlying real estate. See Part I, Item 1 for information pertaining to these properties.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material legal proceedings to which the Partnership is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

     (b) As of March 25, 1999, there were approximately 1,700 registered holders of limited partner interests in the Partnership.

     (c) No distributions were declared or paid by the Partnership during 1998 or 1997. The Partnership received distributions of $495,696 and $492,235 from Local Partnerships during 1998 and 1997, respectively. Some of the Local Partnerships operate under restrictions imposed by the pertinent governmental agencies that limit the cash return available to the Partnership.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

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

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes (the "properties") intended to provide housing to low and moderate income tenants. In conjunction with such governmental assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

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

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

ability of the Partnership to share in the appreciated value of the properties.

     The acquisition of interests in certain Local Partnerships was paid for in part by purchase money notes of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature fifteen years from the dates of acquisition of the interests in particular Local Partnerships and are generally secured by the Partnership's interest in the Local Partnership.

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

     Lake Properties Limited Partnership (Frenchman's Wharf I) has a Section 8 HAP contract covering 10% of the property's apartment units which expires during 1999. The Section 8 HAP contract provides rental subsidies to the property owner for units occupied by low income tenants. If the contract is not extended, there will likely be an increase in vacancy during the 6-12 months after the contract expires. As residents in the low-income units move out, the units will be made available to market-rate residents, as market conditions allow.

     Eight properties in the Partnership have mortgages financed by various state housing agencies and two properties have mortgages financed by the RECD agency. These properties have Section 8 HAP contracts in place for approximately 100% of their apartment units. These Section 8 HAP contracts begin to expire in September of 2000. It remains to be seen how the financing agencies will deal with the expiration of the Section 8 HAP contracts. The Managing General Partner is of the opinion that the agencies will strive to preserve the units as low income, or affordable housing. This means that the agencies probably will not allow a prepayment of the mortgage or a conversion of the units to market rate housing.

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

     Two properties in which the Partnership has invested, Winthrop Beach and Frederick Heights, consist of market rate apartment units which have no Section

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

8 HAP contracts. Winthrop Beach, located in Chicago, Illinois, does not generate positive cash flow. Frederick Heights, located in Frederick, Maryland, generated positive cash flow of approximately $100,000 in 1998. The Managing General Partner is monitoring the operations of both these properties for future sale potential.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1998, the Partnership had approximately 1,700 investors who subscribed to a total of 24,837 units of limited partnership interests in the original amount of $24,837,000. The Partnership originally made investments in 18 Local Partnerships, of which 17 remain at December 31, 1998. The Partnership's liquidity, with unrestricted cash resources of $2,318,302 as of December 31, 1998, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of December 31, 1998, $140,000 of cash equivalents were restricted for the collateralization of a letter of credit which secured a surety bond related to the stay of foreclosure action on Shallowford Oaks. See the notes to the financial statements for further discussion concerning Shallowford Oaks. As of March 25, 1999, there were no material commitments for capital expenditures.

     During 1998 and 1997, the Partnership received cash distributions of $495,696 and $492,235, respectively, from the Local Partnerships.

     The Partnership is the maker of purchase money notes which have matured and have not been paid with respect to two Local Partnerships, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks). The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money note. The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. The amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $7.194 million, respectively, as of December 31, 1998, and $4.479 million and $6.724 million, respectively,as of December 31, 1997. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to pay off the purchase money notes at the time of sale or refinancing.

     The Partnership's inability to pay these purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. Thus, even a complete loss of one or both of these Local Partnerships would not have a material impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would result in cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. The Partnership did not receive any distributions from Frenchman's Wharf I or Shallowford Oaks during 1998 and 1997, and its aggregate share of loss for these two Local Partnerships was $112,349 and $6,136 for the years ended December 31, 1998 and 1997, respectively. See the notes to the financial statements for additional information pertaining to these purchase money notes.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1998 and 1997, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during 1998 primarily due to the receipt of distributions from partnerships.

                              Results of Operations
                              ---------------------

1998 versus 1997
----------------

     The Partnership's net income for the year ended December 31, 1998 increased from the corresponding period in 1997 principally due to an increase in share of income from partnerships, which was primarily due to increased rental income and decreased operating expenses at five properties. Contributing to the increase in the Partnership's net income was an increase in interest income due to higher cash and cash equivalent balances during 1998. Partially offsetting the increase in the Partnership's net income was an increase in general and administrative expenses primarily due to an increase in payroll costs associated with the Shallowford Oaks foreclosure litigation and an increase in professional fees resulting from a Frederick Heights market study.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the years ended December 31, 1998 and 1997 did not include losses of $891,272 and $782,889, respectively. The Partnership's net loss recognized from the Local Partnerships is generally

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $211,030 and $184,541, received from eight and seven Local Partnerships, during 1998 and 1997, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

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

     The following table reflects the combined rental revenues of the properties for the five years ended December 31, 1998. Combined rental revenue amounts for years prior to 1997 have been adjusted to reflect property sales in 1996.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                        For the years ended December 31,
                     -----------------------------------------------------------------------------------------------
                        1998                 1997                 1996                 1995                1994
                     -----------          -----------          -----------          -----------         -----------
Combined Rental
  Revenue            $18,496,980          $18,256,810          $18,203,181          $17,950,982         $17,334,130

Annual Percentage
  Increase                         1.3%                 0.3%                 1.4%                3.6%


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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers to verify their Y2K compliance, with completion expected by June 1999. The Testing Phase, which will include testing of internal

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The information required by this item is contained in Part III.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURE
               -----------------------------------

     None.

                                    PART III
                                    --------

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     (a), (b) and (c)

          The Partnership has no directors, executive officers or significant employees of its own.

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 62, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 52, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Ronald W. Thompson, 52, is Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.









                                      III-1

                                    PART III
                                    --------

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Susan R. Campbell, 40, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 43, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is incorporated herein by reference to Notes 3 and 4 of the notes to the financial statements contained in Part III.


     (h)  Termination of employment and changes in control arrangements.

          None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding partnership units at December 31, 1998.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1998, by each director

                                      III-2

                                    PART III
                                    --------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT - Continued
               ----------

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     (a)  Transactions with management and others.

          The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI. Item 10 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference. Note 3 of the notes to financial statements, which contains disclosure of related party transactions, is also incorporated herein by reference.

     (b)  Certain business relationships.

          The Partnership's response to Item 12(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the officers and directors of the Managing General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 12(a).

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.


                                      III-3

                                    PART III
                                    --------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          Financial Statements                                     Page
          --------------------                                     ----

          Report of Independent Certified Public
            Accountants - Capital Realty Investors, Ltd.           III-7

          Reports of Independent Certified Public
            Accountants - Local Partnerships in which
            Capital Realty Investors, Ltd. has invested            III-8

          Balance Sheets as of December 31, 1998 and 1997          III-9

          Statements of Operations for the years
            ended December 31, 1998 and 1997                       III-10

          Statements of Changes in Partners'
            Deficit for the years ended December 31,
            1998 and 1997                                          III-11

          Statements of Cash Flows for the years ended
            December 31, 1998 and 1997                             III-12

          Notes to Financial Statements                            III-13



































                                      III-4

                                    PART III
                                    --------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K - Continued
          --------------------------------

     (a) Index of Exhibits (Listed according to the number assigned in ----------------- the table in Item 601 of Regulation S-B.)

          Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

          a. Amended Certificate and Limited Partnership Agreement of Capital Realty Investors, Ltd. (Incorporated by reference from Exhibit 4 to Registrant's Registration Statement on Form S-11, as amended, dated December 4, 1981.)

          Exhibit No. 10 - Material Contracts.

          a. Management Services Agreement between CRI and Capital Realty Investors, Ltd. (Incorporated by reference from Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated December 4, 1981.)

          Exhibit No. 27 - Financial Data Schedule.

          a.   Filed herewith electronically.

          Exhibit No. 99 - Additional Exhibits.

          a. Prospectus of the Partnership, dated December 31, 1981. (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated December 4, 1981.)

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended December 31, 1998.

























                                      III-5

                                   SIGNATURES
                                   ----------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CAPITAL REALTY INVESTORS, LTD.
                         --------------------------------------------
                         (Registrant)

                         by: C.R.I., Inc.
                             ----------------------------------------
                             Managing General Partner




March 25, 1999               by: /s/ William B. Dockser
-----------------                ------------------------------------
DATE                             William B. Dockser, Director
                                   Chairman of the Board,
                                   and Treasurer
                                   (Principal Executive Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 25, 1999               by: /s/ H. William Willoughby
-----------------                ------------------------------------
DATE                             H. William Willoughby,
                                   Director, President
                                   and Secretary




March 25, 1999               by: /s/ Michael J. Tuszka
-----------------                ------------------------------------
DATE                             Michael J. Tuszka
                                   Vice President
                                   and Chief Accounting Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)















                                      III-6

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                               PUBLIC ACCOUNTANTS
                               ------------------


To the Partners
Capital Realty Investors, Ltd.

     We have audited the balance sheets of Capital Realty Investors, Ltd. (a District of Columbia limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of any Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $542,557 and $497,570 of income in 1998 and 1997, respectively, included in the Partnership's net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd. as of December 31, 1998 and 1997 and the results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.



Vienna, VA                                        Grant Thornton LLP
March 9, 1999













                                      III-7

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                         CAPITAL REALTY INVESTORS, LTD.

                                  HAS INVESTED*





* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors, Ltd. has invested were filed in paper format under Form SE on March 25, 1999, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted March 5, 1999.
























                                      III-8

                          CAPITAL REALTY INVESTORS, LTD.

                                  BALANCE SHEETS

                                     ASSETS

                                                                                                   December 31,
                                                                                          ------------------------------
                                                                                              1998              1997
                                                                                          ------------      ------------
Investments in and advances to partnerships                                               $  2,506,524      $  2,166,362
Cash and cash equivalents                                                                    2,318,302         2,204,552
Restricted cash equivalents                                                                    140,000                --
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $367,498 and $344,688, respectively                              544,922           567,732
Property purchase costs, net of accumulated amortization of
  $96,333 and $90,419, respectively                                                            140,234           146,148
Other assets                                                                                     1,669             6,520
                                                                                          ------------      ------------

      Total assets                                                                        $  5,651,651      $  5,091,314
                                                                                          ============      ============


                       LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                                        $  4,478,800      $  4,478,800
Accrued interest payable                                                                     7,193,776         6,723,580
Accounts payable and accrued expenses                                                           83,805            58,743
                                                                                          ------------      ------------
      Total liabilities                                                                     11,756,381        11,261,123
                                                                                          ------------      ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                            14,000            14,000
    Limited Partners                                                                        24,837,000        24,837,000
                                                                                          ------------      ------------
                                                                                            24,851,000        24,851,000

  Less:
    Accumulated distributions to partners                                                     (996,102)         (996,102)
    Offering costs                                                                          (2,689,521)       (2,689,521)
    Accumulated losses                                                                     (27,270,107)      (27,335,186)
                                                                                          ------------      ------------
      Total partners' deficit                                                               (6,104,730)       (6,169,809)
                                                                                          ------------      ------------

      Total liabilities and partners' deficit                                             $  5,651,651      $  5,091,314
                                                                                          ============      ============



                    The accompanying notes are an integral part
                          of these financial statements.

                                      III-9

                           CAPITAL REALTY INVESTORS, LTD.

                               STATEMENTS OF OPERATIONS


                                                                                              For the years ended
                                                                                                  December 31,
                                                                                          -----------------------------
                                                                                             1998              1997
                                                                                          -----------       -----------
Share of income from partnerships                                                         $   723,509       $   676,176
                                                                                          -----------       -----------

Other revenue and expenses:

  Revenue:
    Interest and other income                                                                 126,716           112,679
                                                                                          -----------       -----------

  Expenses:
    Interest                                                                                  470,196           470,189
    Management fee                                                                             95,208            95,208
    General and administrative                                                                122,754            91,305
    Professional fees                                                                          68,264            63,025
    Amortization                                                                               28,724            28,724
                                                                                          -----------       -----------
                                                                                              785,146           748,451
                                                                                          -----------       -----------
      Total other revenue and expenses                                                       (658,430)         (635,772)
                                                                                          -----------       -----------

Net income                                                                                $    65,079       $    40,404
                                                                                          ===========       ===========

Net income allocated to General Partners (3%)                                             $     1,952       $     1,212
                                                                                          ===========       ===========

Net income allocated to Limited Partners (97%)                                            $    63,127       $    39,192
                                                                                          ===========       ===========

Net income per unit of Limited Partnership Interest
  based on 24,797 and 24,837 units outstanding                                            $      2.55       $      1.58
                                                                                          ===========       ===========














                  The accompanying notes are an integral part
                        of these financial statements.

                                    III-10

                         CAPITAL REALTY INVESTORS, LTD.

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT



                                                       General          Limited
                                                       Partners         Partners           Total
                                                       ---------       -----------      -----------
Partners' deficit, January 1, 1997                     $(822,630)      $(5,387,583)     $(6,210,213)

  Net income                                               1,212            39,192           40,404
                                                       ---------       -----------      -----------

Partners' deficit, December 31, 1997                    (821,418)       (5,348,391)      (6,169,809)

  Net income                                               1,952            63,127           65,079
                                                       ---------       -----------      -----------

Partners' deficit, December 31, 1998                   $(819,466)      $(5,285,264)     $(6,104,730)
                                                       =========       ===========      ===========




































                  The accompanying notes are an integral part
                       of these financial statements.

                                    III-11

                       CAPITAL REALTY INVESTORS, LTD.

                          STATEMENTS OF CASH FLOWS

                                                                                              For the years ended
                                                                                                  December 31,
                                                                                          -----------------------------
                                                                                             1998              1997
                                                                                          -----------       -----------
Cash flows from operating activities:
  Net income                                                                              $    65,079       $    40,404

  Adjustments to reconcile net income to net cash
    used in operating activities:
    Share of income from partnerships                                                        (723,509)         (676,176)
    Amortization of deferred costs                                                             28,724            28,724

    Changes in assets and liabilities:
      Increase in accrued interest receivable
        on advances to partnerships                                                            (6,137)           (6,137)
      Decrease in other assets                                                                  4,851            34,072
      Increase in accrued interest payable                                                    470,196           470,196
      Increase in accounts payable and accrued expenses                                        25,062             6,513
                                                                                          -----------       -----------
        Net cash used in operating activities                                                (135,734)         (102,404)
                                                                                          -----------       -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                  495,696           492,235
  Advances to partnerships                                                                   (106,212)               --
  Maturity of unrestricted certificate of deposit                                                  --           189,000
  Investment held in escrow                                                                  (140,000)               --
                                                                                          -----------       -----------
        Net cash provided by investing activities                                             249,484           681,235
                                                                                          -----------       -----------

Cash flows from financing activities:
  Pay-off of purchase money notes and related interest                                             --          (617,574)
                                                                                          -----------       -----------
        Net cash used in financing activities                                                      --          (617,574)
                                                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents                                          113,750           (38,743)

Cash and cash equivalents, beginning of year                                                2,204,552         2,243,295
                                                                                          -----------       -----------

Cash and cash equivalents, end of year                                                    $ 2,318,302       $ 2,204,552
                                                                                          ===========       ===========


Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                                                  $        --       $   117,574
                                                                                          ===========       ===========


                   The accompanying notes are an integral part
                        of these financial statements.

                                   III-12

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

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, current and former shareholders of CRI and Rockville Pike Associates, Ltd., a Maryland limited partnership which includes the shareholders of CRI and certain former officers and employees of CRI.

          The Partnership sold 24,837 units at $1,000 per unit of Limited Partner Interest through a public offering. The offering period was terminated on December 31, 1982.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1998 and 1997, the Partnership's share of cumulative losses of nine and 11, respectively, of the Local Partnerships exceeded the amount of the Partnership's investment in and advances to those Local Partnerships by $8,698,644 and $8,209,740, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. As of December 31, 1998 and 1997, cumulative cash distributions of $2,626,331 and $2,445,379, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.


                                     III-13

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

     e.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partner interests. Such costs were recorded as a reduction of partners' capital when incurred.

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

     h.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 1998, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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




                                     III-14

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of both December 31, 1998 and 1997, the Partnership held limited partner interests in 17 Local Partnerships which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly and to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships were as follows.

                                            December 31,
                                     -------------------------
                                        1998           1997
                                     ----------     ----------
     Purchase money notes due in:
       1997                          $  700,000     $  700,000
       1998                           3,778,800      3,778,800
                                     ----------     ----------
            Total                    $4,478,800     $4,478,800
                                     ==========     ==========

          The purchase money notes have stated interest rates ranging from 7.25% to 11.10%. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property;
     (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $500,000 matured on January 1, 1997 and were paid off. The amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $7.194 million, respectively, as of December 31, 1998, and $4.479 million and $6.724 million, respectively, as of December 31, 1997. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to pay off the purchase money notes at the time of sale or refinancing.

          The Partnership's inability to pay these purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's
     Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. Thus, even a complete loss of one or both of these Local Partnerships would not have a material impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of

                                     III-15

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would result in cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. The Partnership did not receive any distributions from Frenchman's Wharf I or Shallowford Oaks during 1998 and 1997, and its aggregate share of loss for these two Local Partnerships was $112,349 and $6,136 for the years ended December 31, 1998 and 1997, respectively. See further discussion of these purchase money notes, below.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 1998 and 1997 was $470,196 and $470,189, respectively. The accrued interest on the purchase money notes of $7,193,776 and $6,723,580, as of December 31, 1998 and 1997, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnerships has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                Frenchman's Wharf
                               -------------------

          The Partnership defaulted on its purchase money notes related to Frenchman's Wharf I on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,778,800 and $6,086,253, respectively. As of March 25, 1999, principal and accrued interest of 3,778,800 and $6,426,407, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature on June 1, 1998. The Partnership has requested another extension of the maturity date of the purchase money notes until May 2000, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of March 25, 1999, the noteholders had not consented to an extension agreement. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf I does not impact the Partnership's financial condition, as discussed above.

                                Shallowford Oaks
                                ----------------

          The Partnership defaulted on its purchase money note relating to Shallowford Oaks on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of March 25, 1999, principal and accrued interest totaling $700,000 and $874,290, respectively, were due. The Managing General Partner has proposed to extend the note until November 2001, coterminous with the maturity of the Local Partnership's provisional workout agreement on its mortgage loan, and as of March 25, 1999, the Managing General Partner is awaiting a response from the noteholder. There is no assurance that any agreement will be reached with the noteholder.


                                     III-16

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          In addition, Shallowford Oaks' mortgage lender filed notice on November 3, 1997 accelerating the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the provisional workout agreement. Subsequently, the local managing general partner filed an action to enjoin the attempted foreclosure and hired an independent accounting firm to perform a compliance audit. The results of the compliance audit were presented at hearings on April 20, 1998 and May 6, 1998. In June 1998, the Partnership posted a bond of $140,000 to extend the stay of foreclosure. In August 1998, the court entered the requested interlocutory injunction pending the results of hearings on equitable issues, which were held in September 1998. The court entered an order for equitable relief in Shallowford's favor on November 12, 1998. The lender filed a motion for a new trial and a motion to alter or amend judgment in December 1998. A hearing on the lender's motions was held on February 11, 1999. As of March 25, 1999, the court had not issued a ruling. During 1998, the Partnership funded 50% of the legal costs and fees to defend the foreclosure action with the balance funded by the local managing general partner. The Partnership expects to fund 50% of the continuing legal costs in 1999.

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

     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------
               made by Local Partnerships
               --------------------------

          The Partnership has a 74.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership.
     The Partnership received cash distributions from the rental operations of the Local Partnerships totaling $495,696 and $492,235 during the years ended December 31, 1998 and 1997, respectively. As of both December 31, 1998 and 1997, 12 of the Local Partnerships had surplus cash, as defined by their respective regulatory agencies, in the amount of $2,898,316 and $2,539,150, respectively, which may be available for distribution in accordance with their respective regulatory agencies' regulations.

          The cash distributions to the Partnership from the operations of the rental properties may be limited by HUD regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are generally required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

          Upon sale or refinancing of a property owned by a Local Partnership, or upon the liquidation of a Local Partnership, the proceeds from such sale, refinancing or liquidation shall be distributed in accordance with the respective provisions of each Local Partnership's partnership

                                     III-17

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

     c.   Advances to Local Partnerships
          ------------------------------

          The advances, and accrued interest thereon, made to the Local Partnerships were as follows.

                                                     December 31,
                                             --------------------------
                                                1998           1997
                                             -----------    -----------
     Local Partnership
     -----------------
     Frenchman's Wharf I:
       Principal amount of funds advanced    $   305,398    $   305,398
       Accrued interest on advances              183,102        183,102

     Shallowford Oaks:
       Principal amount of funds advanced        178,407         72,195
       Accrued interest on advances               25,194         19,057
                                             -----------    -----------
               Total                         $   692,101    $   579,752
                                             ===========    ===========

                               Frenchman's Wharf I
                               -------------------

          To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totaling $305,398 as of both December 31, 1998 and 1997. No advances have been made to Frenchman's Wharf I since March 1987, and the Partnership does not expect to advance any additional funds to the Local Partnership. These loans, together with accrued interest of $183,102 as of both December 31, 1998 and 1997, are payable from cash flow of Frenchman's Wharf I after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of the workout, will be able to repay the loans in accordance with the terms thereof. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses from the Local Partnership during prior years.





                                     III-18

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Shallowford Oaks
                                ----------------

          On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks to help repay the Local Partnership's outstanding obligations related to its mortgage loan. This loan, along with accrued interest of $25,194 and $19,057 as of December 31, 1998 and 1997, respectively, is payable from cash flow of Shallowford Oaks after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money note. The Partnership advanced additional amounts totaling $106,212 to Shallowford Oaks to help fund legal expenses relating to the Shallowford litigation. Due to the foreclosure litigation and non-payment when due to the purchase money note, as discussed above, it is probable that the Partnership will not receive any repayment of its loans. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses from the Local Partnership during prior years.

     d.   Property matters
          ----------------

                            Court Place and Park Glen
                            -------------------------

          The interest rates on mortgage loans financed by IHDA on properties related to Court Place Associates (Court Place) and Park Glen Associates (Park Glen) were lowered by IHDA and, as a result, there is likely to be a reduction in Section 8 rents funded by HUD, retroactive to July 1, 1997. It is estimated that the potential retroactive adjustments will be approximately $33,000 and $20,000, for Court Place and Park Glen, respectively.

                                Frenchman's Wharf
                                -----------------

          The lender associated with Frenchman's Wharf I's mortgage loan had requested in October 1998 an operational audit. The local managing general partner and the Managing General Partner are of the opinion that the lender does not have the legal right to perform such an audit under the terms of the Local Partnership's loan documents. The local managing general partner promptly responded as such to the lender and no further correspondence regarding this matter has been received as of March 25, 1999.

          The reports of the auditors on the financial statements of Frenchman's Wharf I for the years ended December 31, 1998 and 1997 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage and the expiration of its Section 8 HAP contract with HUD on November 30, 1999. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition, as discussed above.

     e.   Affordable housing legislation
          ------------------------------

          Frenchman's Wharf I has a Section 8 HAP contract covering 10% of the property's apartment units which expires during 1999. The Section 8 HAP

                                     III-19

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     contract provides rental subsidies to the property owner for units occupied by low income tenants. If the contract is not extended, there will likely be an increase in vacancy during the 6-12 months after it expires. As residents in the low-income units move out, the units will be made available to market-rate residents, as market conditions allow.

          Eight Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the Rural Economic Community Development (RECD) agency. These Local Partnerships have Section 8 HAP contracts in place for approximately 100% of their apartment units. These
     Section 8 HAP contracts begin to expire in September of 2000. It remains to be seen how the financing agencies will deal with the expiration of the
     Section 8 HAP contracts. The Managing General Partner is of the opinion that the agencies will strive to preserve the units as low income, or affordable, housing. At this time, it appears unlikely that the agencies will allow a prepayment of the respective mortgage loans or a conversion of the units to market rate housing.

     f.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships at December 31, 1998 and 1997 and for the years ended December 31, 1998 and 1997 follows.

































                                     III-20

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                            COMBINED BALANCE SHEETS

                                                                                   December 31,
                                                                           ------------------------------
                                                                               1998              1997
                                                                           ------------      ------------
Rental property, at cost, net of accumulated depreciation
  of $51,933,415 and $48,654,880, respectively                             $ 42,892,787      $ 45,238,626
Land                                                                          8,029,484         8,029,484
Other assets                                                                 16,028,469        14,976,556
                                                                           ------------      ------------
     Total assets                                                          $ 66,950,740      $ 68,244,666
                                                                           ============      ============

Mortgage notes payable                                                     $ 70,166,935      $ 71,295,260
Other liabilities                                                             8,192,897         8,023,703
                                                                           ------------      ------------
     Total liabilities                                                       78,359,832        79,318,963

Partners' deficit                                                           (11,409,092)      (11,074,297)
                                                                           ------------      ------------
     Total liabilities and partners' deficit                               $ 66,950,740      $ 68,244,666
                                                                           ============      ============


                        COMBINED STATEMENTS OF OPERATIONS


                                                                                For the years ended
                                                                                    December 31,
                                                                           ------------------------------
                                                                               1998              1997
                                                                           ------------      ------------
Revenue:
  Rental                                                                   $ 18,496,980      $ 18,256,810
  Interest                                                                      605,272           570,552
  Other                                                                         378,041           418,670
                                                                           ------------      ------------
    Total revenue                                                            19,480,293        19,246,032
                                                                           ------------      ------------
Expenses:
  Operating                                                                   9,677,356         9,474,319
  Interest                                                                    6,401,747         6,572,693
  Depreciation                                                                3,309,526         3,282,995
  Amortization                                                                   39,720            39,721
                                                                           ------------      ------------
    Total expenses                                                           19,428,349        19,369,728
                                                                           ------------      ------------
Net income (loss)                                                          $     51,944      $   (123,696)
                                                                           ============      ============

                                     III-21

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     g.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
               net loss to taxable income (loss)
               ---------------------------------

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

          A reconciliation of the Local Partnerships' financial statement net income (loss) reflected above to taxable income follows.










































                                     III-22

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                                                          For the years ended
                                                                                              December 31,
                                                                                     -----------------------------
                                                                                         1998             1997
                                                                                     ------------     ------------
       Financial statement net income (loss)                                         $     51,944     $   (123,696)

       Adjustments:
         Differences arising from the use of accelerated methods,
           net of depreciation on construction period expenses
           capitalized for financial statement purposes                                 2,039,802          281,811

         Amortization for financial statement purposes not
           deducted for income tax purposes                                                40,974           46,892

         Miscellaneous, net                                                               268,095          129,048
                                                                                     ------------     ------------
       Taxable income                                                                $  2,400,815     $    334,055
                                                                                     ============     ============



3.   RELATED-PARTY TRANSACTIONS

     In accordance with the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the interests in the Local Partnerships. The fee amounted to $993,480, which is equal to 4% of the Limited Partners' capital contributions to the Partnership. The acquisition fee was capitalized and is being amortized over a 40-year period using the straight-line method.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1998 and 1997, the Partnership paid $96,498 and $62,933, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

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


                                     III-23

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

3.   RELATED-PARTY TRANSACTIONS - Continued

     b. Second, after distributions to the limited partners in the amount of 1% of the gross proceeds of the offering, the balance of such .25% of invested assets.

     For each of the years ended December 31, 1998 and 1997, the Partnership paid the Managing General Partner a Management Fee of $95,208.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such amounts were paid to the Managing General Partner and/or its affiliates during 1998 or 1997.


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

     All profits and losses are allocated 97% to the limited partners and 3% to the General Partners. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the Local Partnerships or their rental properties which are not reinvested shall be distributed and applied as follows:

       (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliate; such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
      (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
     (iii) to the limited partners in the amount of their capital contributions without deduction for prior cash distributions other than prior distributions of proceeds from any sale or refinancing;
      (iv) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
       (v) to the General Partners in the amount of their capital contributions;
      (vi) thereafter, for their services to the Partnership, in equal shares to certain general partners (or their designees), whether or not any is then a general partner, an aggregate fee of 1% of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such 1% fee was not paid to the General Partners or their designees and,
     (vii) the remainder, 15% to the General Partner (or their assignees) and 85% to the limited partners (or their assignees).



                                     III-24

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

     The Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such amounts were paid to the Managing General Partner and/or its affiliates during 1998 or 1997.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the limited partners and 3% to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. As defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had cash available for distribution of $325,197 and $0 for the years ended December 31, 1998 and 1997, respectively.

     No distributions were declared or paid by the Partnership during 1998 or 1997. The Managing General Partner intends to retain all of the Partnership's undistributed cash for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to Local Partnerships.


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
       INCOME TO TAXABLE INCOME (LOSS)

     For federal income tax purposes, the Partnership reports on a basis whereby: (1) certain expenses are amortized rather than expensed when incurred;
(2) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (3) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.f.), including losses in excess of related investment amounts. These returns are subject to audit and, therefore, possible adjustment by the IRS.
















                                     III-25

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
       INCOME TO TAXABLE (LOSS) INCOME - Continued

     A reconciliation of the Partnership's financial statement net income to taxable income (loss) follows.


                                                                                 For the years ended
                                                                                     December 31,
                                                                            ------------------------------
                                                                                1998              1997
                                                                            ------------      ------------
Financial statement net income                                              $     65,079      $     40,404

Adjustments:
  Differences between the income tax losses and
    financial statement losses related to the
    Partnership's equity in the Local Partnerships'
    losses                                                                     1,653,347          (124,473)

  Costs amortized over a shorter period for
    income tax purposes                                                           18,468           (47,278)

                                                                            ------------      ------------
Taxable income (loss)                                                       $  1,736,894      $   (131,347)
                                                                            ============      ============





























                                     III-26

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically






















































                                     III-27