Form 10QSB
period 1999-03-31
CAPITAL REALTY INVESTORS LTD
filed 1999-05-07
CIK 354521

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 1999
                                   --------------


Commission file number                0-11149
                                   --------------


                         CAPITAL REALTY INVESTORS, LTD.
--------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




          District of Columbia                           52-1219926
-----------------------------------------         ------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         ------------------------
(Address of principal executive offices)                (Zip Code)



                                 (301) 468-9200
--------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at March 31, 1999)

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1999





                                                                      Page
                                                                      ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - March 31, 1999 and
            December 31, 1998 . . . . . . . . . . . . . . . . . .      1

          Statements of Operations and Accumulated Losses
            - for the three months ended March 31, 1999
            and 1998  . . . . . . . . . . . . . . . . . . . . . .      2

          Statements of Cash Flows - for the three
            months ended March 31, 1999 and 1998  . . . . . . . .      3

          Notes to Financial Statements - March 31, 1999
            and 1998  . . . . . . . . . . . . . . . . . . . . . .      4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . .      9

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . .      13

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .      14

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . .      15

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .      16

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                               BALANCE SHEETS

                                   ASSETS


                                                                                                   March 31,     December 31,
                                                                                                     1999           1998
                                                                                                 ------------    ------------
                                                                                                 (Unaudited)
Investments in and advances to partnerships                                                      $  2,704,039    $  2,506,524
Cash and cash equivalents                                                                           2,299,626       2,318,302
Restricted cash equivalents                                                                           140,000         140,000
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $373,201 and $367,498, respectively                                     539,219         544,922
Property purchase costs, net of accumulated amortization of
  $97,812 and $96,333, respectively                                                                   138,755         140,234
Other assets                                                                                            5,289           1,669
                                                                                                 ------------    ------------

      Total assets                                                                               $  5,826,928    $  5,651,651
                                                                                                 ============    ============

                       LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                               $  4,478,800    $  4,478,800
Accrued interest payable                                                                            7,311,325       7,193,776
Accounts payable and accrued expenses                                                                  46,721          83,805
                                                                                                 ------------    ------------
      Total liabilities                                                                            11,836,846      11,756,381
                                                                                                 ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                   14,000          14,000
    Limited Partners                                                                               24,837,000      24,837,000
                                                                                                 ------------    ------------
                                                                                                   24,851,000      24,851,000
  Less:
    Accumulated distributions to partners                                                            (996,102)       (996,102)
    Offering costs                                                                                 (2,689,521)     (2,689,521)
    Accumulated losses                                                                            (27,175,295)    (27,270,107)
                                                                                                 ------------    ------------
      Total partners' deficit                                                                      (6,009,918)     (6,104,730)
                                                                                                 ------------    ------------
      Total liabilities and partners' deficit                                                    $  5,826,928    $  5,651,651
                                                                                                 ============    ============

                   The accompanying notes are an integral part
                          of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                           CAPITAL REALTY INVESTORS, LTD.

                              STATEMENTS OF OPERATIONS

                               AND ACCUMULATED LOSSES

                                    (Unaudited)

                                                                                                  For the three months ended
                                                                                                           March 31,
                                                                                                 ----------------------------
                                                                                                     1999            1998
                                                                                                 ------------    ------------
Share of income from partnerships                                                                $    264,313    $    169,600
                                                                                                 ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest income                                                                                    28,915          27,174
                                                                                                 ------------    ------------

  Expenses:
    Interest                                                                                          117,549         117,549
    Management fee                                                                                     23,802          23,802
    General and administrative                                                                         32,859          33,071
    Professional fees                                                                                  17,024          20,197
    Amortization of deferred costs                                                                      7,182           7,182
                                                                                                 ------------    ------------
                                                                                                      198,416         201,801
                                                                                                 ------------    ------------
      Total other revenue and expenses                                                               (169,501)       (174,627)
                                                                                                 ------------    ------------

Net income (loss)                                                                                      94,812          (5,027)

Accumulated losses, beginning of period                                                           (27,270,107)    (27,335,186)
                                                                                                 ------------    ------------

Accumulated losses, end of period                                                                $(27,175,295)   $(27,340,213)
                                                                                                 ============    ============

Net income (loss) allocated to General Partners (3%)                                             $      2,844    $       (151)
                                                                                                 ============    ============

Net income (loss) allocated to Limited Partners (97%)                                            $     91,968    $     (4,876)
                                                                                                 ============    ============

Net income (loss) per unit of Limited Partner Interest
  based on 24,797 and 24,837 units outstanding                                                   $       3.71    $      (0.20)
                                                                                                 ============    ============

                   The accompanying notes are an integral part
                          of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CAPITAL REALTY INVESTORS, LTD.

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                  For the three months ended
                                                                                                           March 31,
                                                                                                 ----------------------------
                                                                                                     1999            1998
                                                                                                 ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                                              $     94,812    $     (5,027)

  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Share of income from partnerships                                                                (264,313)       (169,600)
    Amortization of deferred costs                                                                      7,182           7,182

    Changes in assets and liabilities:
      Increase in accrued interest receivable on
        advances to partnerships                                                                       (1,534)             --
      (Increase) decrease in other assets                                                              (3,620)            767
      Increase in accrued interest payable                                                            117,549         117,549
      (Decrease) increase in accounts payable and accrued expenses                                    (37,084)            400
                                                                                                 ------------    ------------
         Net cash used in operating activities                                                        (87,008)        (48,729)
                                                                                                 ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                           84,722          10,888
  Advances to partnerships                                                                            (16,390)             --
                                                                                                 ------------    ------------
         Net cash provided by investing activities                                                     68,332          10,888
                                                                                                 ------------    ------------

Net decrease in cash and cash equivalents                                                             (18,676)        (37,841)

Cash and cash equivalents, beginning of period                                                      2,318,302       2,204,552
                                                                                                 ------------    ------------

Cash and cash equivalents, end of period                                                         $  2,299,626    $  2,166,711
                                                                                                 ============    ============









                    The accompanying notes are an integral part
                           of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 and 1998

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the interim period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 1998.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships
     ----------------------------------

     The Partnership is the maker of purchase money notes which have matured and have not been paid with respect to two Local Partnerships, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks). The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money note. The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. The amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $7.311 million, respectively, as of March 31, 1999, and $4.479 million and $7.194 million, respectively, as of December 31, 1998. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to pay off the purchase money notes at the time of sale or refinancing.

     The Partnership's inability to pay these purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 and 1998

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

and advances to the related Local Partnerships. Thus, even a complete loss of one or both of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. The Partnership did not receive any distributions from Frenchman's Wharf I or Shallowford Oaks during the three month periods ended March 31, 1999 and 1998, and its aggregate share of income for these two Local Partnerships was $26,219 and $0 for the three month periods ended March 31, 1999 and 1998, respectively. See further discussion of these purchase money notes, below.

     Interest expense on the Partnership's purchase money notes for each of the three month periods ended March 31, 1999 and 1998 was $117,549. The accrued interest payable on the purchase money notes of $7,311,325 and $7,193,776 as of March 31, 1999 and December 31, 1998, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               Frenchman's Wharf I
                               -------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf I on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,778,800 and $6,086,253, respectively. As of May 6, 1999, principal and accrued interest of 3,778,800 and $6,475,821, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature on June 1, 1998. The Partnership has requested another extension of the maturity date of the purchase money notes until May 2000, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of May 6, 1999, the noteholders had not consented to an extension agreement. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I. In the event of a foreclosure, the Partnership would also lose its share of future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf I does not adversely impact the Partnership's financial condition, as discussed above.

                                Shallowford Oaks
                                ----------------

     The Partnership defaulted on its purchase money note relating to Shallowford Oaks on January 1, 1997 when the note matured and was not paid. The

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 and 1998

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of May 6, 1999, principal and accrued interest totaling $700,000 and $880,269, respectively, were due. The Managing General Partner has proposed to extend the note until November 2001, coterminous with the maturity of the Local Partnership's provisional workout agreement on its mortgage loan, and as of May 6, 1999, the Managing General Partner is awaiting a response from the noteholders. There is no assurance that any agreement will be reached with the noteholders.

     In addition, Shallowford Oaks' mortgage lender filed notice on November 3, 1997 accelerating the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the provisional workout agreement. Subsequently, the local managing general partner filed an action to enjoin the attempted foreclosure. The court entered an order for equitable relief in Shallowford's favor on November 12, 1998. The lender filed a motion for a new trial and a motion to alter or amend judgment in December 1998. The court denied the lender's motions by order dated March 24, 1999. During 1998, the Partnership funded 50% of the legal costs and fees to defend the foreclosure action with the balance funded by the local managing general partner. The Partnership expects to fund 50% of the continuing legal costs in 1999. For the three months ended March 31, 1999, the Partnership advanced Shallowford Oaks $16,390 for legal costs.

     Due to the uncertainties regarding the outcome of an extension of the purchase money note, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. In the event of a foreclosure, the Partnership would also lose its share of future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not adversely impact the Partnership's financial condition, as discussed above.

b.   Advances to Local Partnerships
     ------------------------------

     As of March 31, 1999 and December 31, 1998, the Partnership had advanced funds, including accrued interest, totaling $500,195 and $483,805 to Local Partnerships. For financial reporting purposes, these loans have been or will be reduced to zero by the Partnership as a result of losses from the related Local Partnerships.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 and 1998

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.   Property matters
     ----------------

                                Frenchman's Wharf
                                -----------------

     The report of the auditors on the financial statements of Frenchman's Wharf I for the year ended December 31, 1998 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage and the expiration of its
Section 8 HAP contract with HUD on November 30, 1999. The uncertainty about the Local Partnership's continued ownership of the property does not adversely impact the Partnership's financial condition, as discussed above.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 17 Local Partnerships in which the Partnership has invested as of both March 31, 1999 and 1998, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the three months ended
                                                          March 31,
                                                ---------------------------
                                                    1999           1998
                                                ------------   ------------
       Revenue:
         Rental                                 $  4,624,244   $  4,564,203
         Other                                       245,830        247,308
                                                ------------   ------------
             Total revenue                         4,870,074      4,811,511
                                                ------------   ------------
       Expenses:
         Operating                                 2,419,342      2,368,581
         Interest                                  1,600,441      1,643,175
         Depreciation and amortization               837,314        830,680
                                                ------------   ------------
             Total expenses                        4,857,097      4,842,436
                                                ------------   ------------
       Net income (loss)                        $     12,977   $    (30,925)
                                                ============   ============

     As of March 31, 1999 and December 31, 1998, the Partnership's share of cumulative losses to date for nine of the 17 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 and 1998

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Partnerships by $8,949,552 and $8,698,644, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


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

     Eight Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the Rural Economic Community Development (RECD) agency. These Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units. These Section 8 HAP contracts begin to expire in September of 2000. Currently, the Managing General Partner believes that the agencies will strive to preserve the units as low income, or affordable, housing. Therefore, it appears unlikely that the agencies will allow a prepayment of the respective mortgage loans or a conversion of the units to market rate housing. The Managing General Partner will begin monitoring the actions of these financing agencies to assess how these agencies will deal with expiring Section 8 HAP contracts and what impact these agencies' strategies will have on the operations of the Local Partnerships and, consequently, the value of these assets to the Partnership.


4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $28,921 and $22,033 for the three months ended March 31, 1999 and 1998, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended March 31, 1999 and 1998.

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

                                     General
                                     -------

     C.R.I., Inc. (the Managing General Partner) continues to evaluate the Partnership's underlying apartment complexes to develop strategies that make sense for all parties involved. Issues that are at the forefront of the Managing General Partner's strategic planning include: maturing purchase money notes, expiring Section 8 Housing Assistance Payment (HAP) contracts, exploring options for dealing with properties with state housing financing or Rural Economic Community Development (RECD) agency financing, cessation of losses to the Partnership since the low-income housing accelerated depreciation deductions are completely depleted at the property levels, and declining mortgage interest deductions as the mortgage loans move closer to maturity.

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

     Eight Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the Rural Economic Community Development (RECD) agency. These Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units. These Section 8 HAP contracts begin to expire in September of 2000. Currently, the Managing General Partner believes that the agencies will strive to preserve the units as low income, or affordable, housing. Therefore, it appears unlikely that the agencies will allow a prepayment of the respective mortgage loans or a conversion of the units to market rate housing. The Managing General Partner will begin monitoring the actions of these financing agencies to assess how these agencies will deal with expiring Section 8 HAP contracts and what impact these agencies' strategies will have on the operations of the Local Partnerships and, consequently, the value of these assets to the Partnership.

     Sales of properties with state agency or RECD financing will be extremely difficult. Since the agency is unlikely to allow prepayment and/or sale for a conversion to market rate housing, the buyers are limited to non-profit organizations. Given the lack of interested buyers for such properties, purchase offers received from non-profit organizations tend to be much lower per apartment unit than those from profit-motivated companies.

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

     Two properties in which the Partnership has invested, Winthrop Beach and Frederick Heights, consist of market rate apartment units which have no Section 8 HAP contracts. Winthrop Beach, located in Chicago, Illinois, does not generate positive cash flow. Frederick Heights, located in Frederick, Maryland generated positive cash flow of approximately $100,000 in 1998. The Managing General Partner is monitoring the operations of both these properties for future sale potential.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $2,299,626 (or approximately $89.96 per Limited Partner unit) and $2,318,302 (or approximately $90.54 per Limited Partner unit) as of March 31, 1999 and December 31, 1998, respectively, along with anticipated future cash distributions from the Local Partnerships, are expected to be adequate to meet its current and anticipated operating cash needs. As of March 31, 1999 and December 31, 1998, $140,000 of cash equivalents were restricted for the collateralization of a letter of credit which secured a surety bond related to the stay of foreclosure action on Shallowford Oaks. See the notes to the financial statements for further discussion concerning Shallowford Oaks. As of May 6, 1999, there were no material commitments for capital expenditures.

     The Partnership is the maker of purchase money notes which have matured and have not been paid with respect to two Local Partnerships, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks). The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money note. The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. The amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $7.311 million, respectively, as of March 31, 1999, and $4.479 million and $7.194 million, respectively, as of December 31, 1998. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to pay off the purchase money notes at the time of sale or refinancing.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The Partnership's inability to pay these purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. Thus, even a complete loss of one or both of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. The Partnership did not receive any distributions from Frenchman's Wharf I or Shallowford Oaks during the three month periods ended March 31, 1999 and 1998, and its aggregate share of income for these two Local Partnerships was $26,219 and $0 for the three month periods ended March 31, 1999 and 1998, respectively. See the notes to the financial statements for additional information pertaining to these purchase money notes.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1999 and 1998, the receipt of distributions from partnerships and existing cash resources were adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three months ended March 31, 1999 as opposed to net loss during the corresponding period in 1998 principally due to an increase in share of income from Partnerships, which was primarily due to increased rental income and decreased operating expenses at three properties.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three months ended March 31, 1999 did not include losses of $250,908, compared to excluded losses of $198,873 for the three months ended March 31, 1998.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers to verify their Y2K compliance, with completion expected by June 1999. The Testing Phase, which will include testing of internal applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                               Frenchman's Wharf I
                               -------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf I on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,778,800 and $6,086,253, respectively. As of May 6, 1999, principal and accrued interest of 3,778,800 and $6,475,821, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature on June 1, 1998. The Partnership has requested another extension of the maturity date of the purchase money notes until May 2000, coterminous with the expiration of the related Local Partnership's provisional workout agreement related to its mortgage loan. As of May 6, 1999, the noteholders had not consented to an extension agreement. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I. In the event of a foreclosure, the Partnership would also lose its share of future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf I does not adversely impact the Partnership's financial condition, as discussed above.

     The report of the auditors on the financial statements of Frenchman's Wharf I for the year ended December 31, 1998 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage and the expiration of its
Section 8 HAP contract with HUD on November 30, 1999. The uncertainty about the Local Partnership's continued ownership of the property does not adversely impact the Partnership's financial condition, as discussed above.

                                Shallowford Oaks
                                ----------------

     The Partnership defaulted on its purchase money note relating to Shallowford Oaks on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of May 6, 1999, principal and accrued interest totaling $700,000 and $880,269, respectively, were due. The Managing General Partner has proposed to extend the note until November 2001, coterminous with the maturity of the Local Partnership's provisional workout agreement on its mortgage loan, and as of May 6, 1999, the Managing General Partner is awaiting a response from the noteholders. There is no assurance that any agreement will be reached with the noteholders.

     In addition, Shallowford Oaks' mortgage lender filed notice on November 3, 1997 accelerating the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the provisional workout agreement. Subsequently, the local managing general partner filed an action to enjoin the attempted foreclosure. The court entered an order for equitable relief in Shallowford's favor on November 12, 1998. The lender filed a motion for a new trial and a motion to alter or amend judgment in December 1998. The court denied the lender's motions by order dated March 24, 1999. During 1998, the Partnership funded 50% of the legal costs and fees to defend the foreclosure action with the balance funded by the local managing general partner. The Partnership expects to fund 50% of the continuing legal costs in 1999. For the three months ended March 31, 1999, the Partnership advanced Shallowford Oaks $16,390 for legal costs.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

     Due to the uncertainties regarding the outcome of an extension of the purchase money note, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. In the event of a foreclosure, the Partnership would also lose its share of future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not adversely impact the Partnership's financial condition, as discussed above.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1999.

     All other items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CAPITAL REALTY INVESTORS, LTD.
                         ---------------------------------------------------
                         (Registrant)

                         by: C.R.I., Inc.
                             -----------------------------------------------
                             Managing General Partner




May 6, 1999                  by: /s/ Michael J. Tuszka
-----------------                -------------------------------------------
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