Form 10QSB
period 1999-09-30
CAPITAL REALTY INVESTORS LTD
filed 1999-10-29
CIK 354521

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1999
                                   ------------------


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                      (Outstanding at September 30, 1999)

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999





                                                                      Page
                                                                      ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - September 30, 1999 and
            December 31, 1998 . . . . . . . . . . . . . . . . . .      1

          Statements of Operations and Accumulated Losses
            - for the three and nine months ended September 30, 1999
            and 1998  . . . . . . . . . . . . . . . . . . . . . .      2

          Statements of Cash Flows - for the nine
            months ended September 30, 1999 and 1998  . . . . . .      3

          Notes to Financial Statements - September 30, 1999
            and 1998  . . . . . . . . . . . . . . . . . . . . . .      4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . .      10

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . .      14

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .      15

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . .      16

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .      17

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                               September 30,     December 31,
                                                                                                   1999             1998
                                                                                               ------------      ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $  3,438,901      $  2,506,524
Cash and cash equivalents                                                                         2,730,080         2,318,302
Restricted cash equivalents                                                                         140,000           140,000
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $384,606 and $367,498, respectively                                   527,814           544,922
Property purchase costs, net of accumulated amortization of
  $100,770 and $96,333, respectively                                                                135,797           140,234
Other assets                                                                                             --             1,669
                                                                                               ------------      ------------

      Total assets                                                                             $  6,972,592      $  5,651,651
                                                                                               ============      ============

                      LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                             $  4,478,800      $  4,478,800
Accrued interest payable                                                                          7,546,423         7,193,776
Accounts payable                                                                                     90,420            83,805
                                                                                               ------------      ------------
      Total liabilities                                                                          12,115,643        11,756,381
                                                                                               ------------      ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                 14,000            14,000
    Limited Partners                                                                             24,837,000        24,837,000
                                                                                               ------------      ------------
                                                                                                 24,851,000        24,851,000

  Less:
    Accumulated distributions to partners                                                          (996,102)         (996,102)
    Offering costs                                                                               (2,689,521)       (2,689,521)
    Accumulated losses                                                                          (26,308,428)      (27,270,107)
                                                                                               ------------      ------------
      Total partners' deficit                                                                    (5,143,051)       (6,104,730)
                                                                                               ------------      ------------

      Total liabilities and partners' deficit                                                  $  6,972,592      $  5,651,651
                                                                                               ============      ============

                    The accompanying notes are an integral part
                          of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                           CAPITAL REALTY INVESTORS, LTD.

                             STATEMENTS OF OPERATIONS

                              AND ACCUMULATED LOSSES

                                    (Unaudited)

                                                                  For the three months ended        For the nine months ended
                                                                         September 30,                    September 30,
                                                                 ----------------------------      ---------------------------
                                                                     1999            1998              1999           1998
                                                                 ------------    ------------      ------------   ------------
Share of income from partnerships                                $    439,171    $    202,943      $  1,464,538   $    705,041
                                                                 ------------    ------------      ------------   ------------

Other revenue and expenses:

  Revenue:
    Interest and other income                                          45,180          34,392           104,404         94,522
                                                                 ------------    ------------      ------------   ------------

  Expenses:
    Interest                                                          117,549         117,549           352,647        352,647
    Management fee                                                     23,802          23,802            71,406         71,406
    General and administrative                                         31,131          33,935           109,252        103,472
    Professional fees                                                  18,366          30,365            52,413        113,504
    Amortization of deferred costs                                      7,182           7,181            21,545         21,544
                                                                 ------------    ------------      ------------   ------------
                                                                      198,030         212,832           607,263        662,573
                                                                 ------------    ------------      ------------   ------------
      Total other revenue and expenses                               (152,850)       (178,440)         (502,859)      (568,051)
                                                                 ------------    ------------      ------------   ------------

Net income                                                            286,321          24,503           961,679        136,990

Accumulated losses, beginning of period                           (26,594,749)    (27,222,699)      (27,270,107)   (27,335,186)
                                                                 ------------    ------------      ------------   ------------

Accumulated losses, end of period                                $(26,308,428)   $(27,198,196)     $(26,308,428)  $(27,198,196)
                                                                 ============    ============      ============   ============

Net income allocated to General Partners (3%)                    $      8,590    $        735      $     28,850   $      4,110
                                                                 ============    ============      ============   ============

Net income allocated to Limited Partners (97%)                   $    277,731    $     23,768      $    932,829   $    132,880
                                                                 ============    ============      ============   ============

Net income per unit of Limited Partner Interest
  based on 24,797 and 24,837 units outstanding
  at September 30, 1999 and 1998, respectively                   $      11.20    $       0.96      $      37.62   $       5.35
                                                                 ============    ============      ============   ============

                 The accompanying notes are an integral part
                        of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

\                                 (Unaudited)

                                                                                                    For the nine months ended
                                                                                                           September 30,
                                                                                                  ----------------------------
                                                                                                      1999            1998
                                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income                                                                                      $    961,679    $    136,990

  Adjustments to reconcile net income to net
    cash used in operating activities:
    Share of income from partnerships                                                                (1,464,538)      (705,041)
    Amortization of deferred costs                                                                       21,545         21,544

    Changes in assets and liabilities:
      Increase in accrued interest receivable on
        advances to partnerships                                                                        (4,602)         (4,602)
      Decrease in other assets                                                                           1,669           1,396
      Increase in accrued interest payable                                                             352,647         352,647
      Increase in accounts payable                                                                       6,615          17,566
                                                                                                  ------------    ------------
        Net cash used in operating activities                                                         (124,985)       (179,500)
                                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                           585,906         456,431
  Advances made to local partnerships                                                                  (49,143)        (12,500)
                                                                                                  ------------    ------------
        Net cash provided by investing activities                                                      536,763         443,931
                                                                                                  ------------    ------------

Net increase in cash and cash equivalents                                                              411,778         264,431

Cash and cash equivalents, beginning of period                                                       2,318,302       2,204,552
                                                                                                  ------------    ------------

Cash and cash equivalents, end of period                                                          $  2,730,080    $  2,468,983
                                                                                                  ============    ============









                  The accompanying notes are an integral part
                        of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of September 30, 1999, and the results of its operations for the three and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the interim period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships
     ----------------------------------

     The Partnership is the maker of purchase money notes which have matured and have not been paid with respect to two Local Partnerships, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks). The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money note. The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. The amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $7.546 million, respectively, as of September 30, 1999, and $4.479 million and $7.194 million, respectively, as of December 31, 1998. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to pay off the purchase money notes at the time of sale or refinancing.

     The Partnership's inability to pay these purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one or both of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Frenchman's Wharf I or Shallowford Oaks during the nine months ended September 30, 1999 and 1998, and its aggregate share of income from these two Local Partnerships was $0 and $0 for the three months ended September 30, 1999 and 1998, respectively, and $0 and $0 for the nine months ended September 30, 1999 and 1998, respectively. See further discussion of these purchase money notes, below.

     Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30, 1999 was $117,549 and $352,647, respectively, and $117,549 and $352,647 for the three and nine months ended September 30, 1998, respectively. The accrued interest payable on the purchase money notes of $7,546,423 and $7,193,776 as of September 30, 1999 and December 31, 1998, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               Frenchman's Wharf I
                               -------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf I on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,778,800 and $6,086,253, respectively. As of October 29, 1999, principal and accrued interest of $3,778,800 and $6,678,074, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature on June 1, 1998. The Partnership has requested another extension of the maturity date of the purchase money notes until May 2000, coterminous with the expiration of the Local Partnership's provisional workout agreement related to its mortgage loan. As of October 29, 1999, the noteholders had not consented to an extension agreement. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I. In the event of a foreclosure, the Partnership would also lose its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf I

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

does not adversely impact the Partnership's financial condition, as discussed above.

                                Shallowford Oaks
                                ----------------

     The Partnership defaulted on its purchase money note relating to Shallowford Oaks on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of October 29, 1999, principal and accrued interest of $700,000 and $904,740, respectively, were due. The Managing General Partner has proposed to extend the maturity date of the note until November 2001, coterminous with the expiration of the Local Partnership's provisional workout agreement related to its mortgage loan. As of October 29, 1999, the Managing General Partner is awaiting a response from the noteholders. There is no assurance that any agreement will be reached with the noteholders.

     In addition, Shallowford Oaks' mortgage lender filed notice on November 3, 1997 accelerating the maturity of the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the provisional workout agreement. Subsequently, the local managing general partner filed an action to enjoin the attempted foreclosure. The court entered an order for equitable relief in Shallowford's favor on November 12, 1998. The lender filed a motion for a new trial and a motion to alter or amend judgment in December 1998. The court denied the lender's motions by order dated March 24, 1999. The lender filed an appeal to the order for equitable relief and oral arguments were held on October 13, 1999, and a ruling is expected in early 2000. During 1998, the Partnership funded 50% of the legal costs and fees to defend the foreclosure action with the balance funded by the local managing general partner. The Partnership expects to fund 50% of the continuing legal costs in 1999. For the three and nine months ended September 30, 1999, the Partnership advanced Shallowford Oaks $19,148 and $49,143, respectively, for legal costs.

     Due to the uncertainties regarding the outcome of an extension of the maturity date of the purchase money note, and the outcome of the foreclosure proceedings on the Local Partnership's mortgage loan, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. In the event of a foreclosure, the Partnership would also lose its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not adversely impact the Partnership's financial condition, as discussed above.

b.   Advances to Local Partnerships
     ------------------------------

     As of September 30, 1999 and December 31, 1998, the Partnership had advanced funds, including accrued interest, totaling $745,847 and $692,102 to Local Partnerships. The advances during 1999 were made to Shallowford Oaks to cover continuing legal costs ($49,143) and for interest accrued ($4,602) on

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

advances to Shallowford Oaks. For financial reporting purposes, these advances have been or will be reduced to zero by the Partnership as a result of losses from the related Local Partnerships.

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

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 17 Local Partnerships in which the Partnership has invested as of September 30, 1999 and 1998, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the three months ended          For the nine months ended
                                                        September 30,                       September 30,
                                                ----------------------------       ----------------------------
                                                    1999            1998               1999            1998
                                                ------------    ------------       ------------    ------------
Revenue:
  Rental                                        $  4,695,551    $  4,373,516       $ 13,960,372    $ 13,501,851
  Other                                              271,582         238,075            750,331         704,340
                                                ------------    ------------       ------------    ------------
    Total revenue                                  4,967,133       4,611,591         14,710,703      14,206,191
                                                ------------    ------------       ------------    ------------

Expenses:
  Operating                                        2,337,973       2,276,077          6,969,036       6,862,555
  Interest                                         1,600,436       1,643,170          4,801,313       4,929,521
  Depreciation and amortization                      837,306         830,677          2,511,934       2,492,039
                                                ------------    ------------       ------------    ------------
    Total expenses                                 4,775,715       4,749,924         14,282,283      14,284,115
                                                ------------    ------------       ------------    ------------
Net income (loss)                               $    191,418    $   (138,333)      $    428,420    $    (77,924)
                                                ============    ============       ============    ============

     As of September 30, 1999 and December 31, 1998, the Partnership's share of cumulative losses to date for 11 of the 17 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,451,348 and $8,698,644, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


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

     Eight Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the Rural Economic Community Development (RECD) agency. These Local Partnerships have Section 8 HAP contracts in place for all

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

or substantially all of their apartment units. These Section 8 HAP contracts begin to expire in September 2000. Currently, the Managing General Partner believes that the agencies will strive to preserve the units as low income, or affordable, housing. Therefore, it appears unlikely that the agencies will allow a prepayment of the respective mortgage loans or a conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of these financing agencies to assess how these agencies will deal with expiring Section 8 HAP contracts and what impact these agencies' strategies will have on the operations of the Local Partnerships and, consequently, the value of these investments to the Partnership.


4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $18,326 and $73,786 for the three and nine months ended September 30, 1999, respectively, and $23,380 and $74,454 for the three and nine months ended September 30, 1998, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 and $71,406 for the three and nine months ended September 30, 1999, respectively, and like amounts for the three and nine months ended September 30, 1998, respectively.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     Capital Realty Investors, Ltd.'s (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

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

     Eight Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the Rural Economic Community Development (RECD) agency. These Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units. These Section 8 HAP contracts begin to expire in September 2000. Currently, the Managing General Partner believes that the agencies will strive to preserve the units as low income, or affordable, housing. Therefore, it appears unlikely that the agencies will allow a prepayment of the respective mortgage loans or a conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of these financing agencies to assess how these agencies will deal with expiring Section 8 HAP contracts and what impact these agencies' strategies will have on the operations of the Local Partnerships and, consequently, the value of these investments to the Partnership.

     Sales of properties with state agency or RECD financing will be extremely difficult. Since the agencies are unlikely to allow prepayment and/or sale for a conversion to market rate housing, the buyers are limited to non-profit organizations. Given the relative scarcity of interested buyers for such properties, purchase offers received from non-profit organizations tend to be much lower per apartment unit than those from profit-motivated companies.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $2,730,080 ($106.79 per Limited Partner unit) and $2,318,302 ($90.54 per Limited Partner unit) as of September 30, 1999 and December 31, 1998, respectively, along with anticipated future cash distributions from the Local Partnerships, are expected to be adequate to meet its current and anticipated operating cash needs. As of both September 30, 1999 and December 31, 1998, $140,000 of cash equivalents were restricted for the collateralization of a letter of credit which secured a surety bond related to the stay of foreclosure action on Shallowford Oaks. See the notes to the financial statements for additional discussion concerning Shallowford Oaks. As of October 29, 1999, there are no material commitments for capital expenditures.

     The Partnership is the maker of purchase money notes which have matured and have not been paid with respect to two Local Partnerships, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks). The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money note. The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. The amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $7.546 million, respectively, as of September 30, 1999, and $4.479 million and $7.194 million, respectively, as of December 31, 1998. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to pay off the purchase money notes at the time of sale or refinancing.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The Partnership's inability to pay these purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one or both of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Frenchman's Wharf I or Shallowford Oaks during the nine months ended September 30, 1999 and 1998, and its aggregate share of income from these two Local Partnerships was $0 and $0 for the three months ended September 30, 1999 and 1998, respectively, and $0 and $0 for the nine months ended September 30, 1999 and 1998, respectively. See the notes to the financial statements for additional information concerning to these purchase money notes.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1999 and 1998, the receipt of distributions from partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the nine months ended September 30, 1999, as a receipt of distributions from partnerships exceeded net cash used in operating activities and cash advanced to a local partnership.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three and nine months ended September 30, 1999 increased from the corresponding periods in 1998 principally due to an increase in share of income from partnerships primarily due to increased rental income and decreased operating expenses at five properties. Contributing to the increase in the Partnership's net income was an increase in interest income due to higher interest-earning balances. Also contributing to the increase in the Partnership's net income was a decrease in professional fees due to the Shallowford Oaks foreclosure litigation in 1998.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1999 did not include losses of $250,900 and $752,704,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

respectively, compared to excluded losses of $336,831 and $774,388, for the three and nine months ended September 30, 1998, respectively.

     No other significant changes in the Partnership's operations have taken place during this period.

                            Year 2000 Computer Issue
                            ------------------------

     The Year 2000 ("Y2K") computer issue refers to the inability of many computer systems in use today to recognize "00" in the date field as the year 2000 and to recognize the year 2000 as a leap year. The Y2K problem arose because, for many years, computer software programs, including programs embedded in hardware, utilized only the last two digits to specify the year with the assumption that the first two digits were "19." As a result, such programs may not be able to recognize and process dates beyond 1999; rather, they may recognize and process "00," "01," "02,", etc., incorrectly as 1900, 1901, 1902, instead of as 2000, 2001, 2002. In the opinion of computer experts, this could cause such programs to create erroneous results, malfunction, or fail completely unless corrective measures are taken.

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by December 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers, to verify their Y2K compliance, with completion expected by December 1999. The Testing Phase, which includes testing of internal applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                               Frenchman's Wharf I
                               -------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf I on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,778,800 and $6,086,253, respectively. As of October 29, 1999, principal and accrued interest of $3,778,800 and $6,678,074, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature on June 1, 1998. The Partnership has requested another extension of the maturity date of the purchase money notes until May 2000, coterminous with the expiration of the Local Partnership's provisional workout agreement related to its mortgage loan. As of October 29, 1999, the noteholders had not consented to an extension agreement. There is no assurance that any agreement will be reached with the noteholders. As such, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I. In the event of a foreclosure, the Partnership would also lose its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf I does not adversely impact the Partnership's financial condition, as discussed above.

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

                                Shallowford Oaks
                                ----------------

     The Partnership defaulted on its purchase money note relating to Shallowford Oaks on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of October 29, 1999, principal and accrued interest of $700,000 and $904,740, respectively, were due. The Managing General Partner has proposed to extend the maturity date of the note until November 2001, coterminous with the expiration of the Local Partnership's provisional workout agreement related to its mortgage loan. As of October 29, 1999, the Managing General Partner is awaiting a response from the noteholders. There is no assurance that any agreement will be reached with the noteholders.

     In addition, Shallowford Oaks' mortgage lender filed notice on November 3, 1997 accelerating the maturity of the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the provisional workout agreement. Subsequently, the local managing general partner filed an action to enjoin the attempted foreclosure. The court entered an order for equitable relief in Shallowford's favor on November 12, 1998. The lender filed a motion for a new trial and a motion to alter or amend judgment in December 1998. The court denied the lender's motions by order dated March 24, 1999. The lender filed an appeal to the order for equitable relief and oral arguments were held on October 13, 1999, and a ruling is expected in early 2000.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

During 1998, the Partnership funded 50% of the legal costs and fees to defend the foreclosure action with the balance funded by the local managing general partner. The Partnership expects to fund 50% of the continuing legal costs in 1999. For the three and nine months ended September 30, 1999, the Partnership advanced Shallowford Oaks $19,148 and $49,143, respectively, for legal costs.

     Due to the uncertainties regarding the outcome of an extension of the maturity date of the purchase money note, and the outcome of the foreclosure proceedings on the Local Partnership's mortgage loan, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. In the event of a foreclosure, the Partnership would also lose its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not adversely impact the Partnership's financial condition, as discussed above.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1999.

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



October 29, 1999             by: /s/ Michael J. Tuszka
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