Form 10KSB
period 1999-12-31
CAPITAL REALTY INVESTORS LTD
filed 2000-03-23
CIK 354521

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1999
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

                          LIMITED PARTNERSHIP INTERESTS
------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year $1,429,977.

     The partnership interests of the Registrant are not traded in any market. Therefore, the partnership interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

                         CAPITAL REALTY INVESTORS, LTD.

                        1999 ANNUAL REPORT ON FORM 10-KSB

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


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters    . .      II-1
Item 6.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-1
Item 7.  Financial Statements   . . . . . . . . . . . . . .      II-6
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure   . . . .      II-6


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

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      III-5

Financial Statements  . . . . . . . . . . . . . . . . . . .      III-8

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 18 Local Partnerships. As of December 31, 1999, the Partnership had investments in 17 Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

                                     PART I
                                     ------

ITEM 1.   BUSINESS - continued
          --------

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

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment follows.

       SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS IN WHICH
             CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1)


                                                                                                 Units          Expiration
                           Mortgage                                                          Authorized for         of
 Name and Location        Payable at         Financed and/or Insured         Number of        Rental Asst.       Section 8
of Apartment Complex     12/31/99 (2)        and/or Subsidized Under        Rental Units      Under Sec. 8      HAP Contract
--------------------     ------------     -----------------------------     ------------     --------------     ------------
Baltic Plaza             $  7,526,301     New Jersey Housing and                 169              168           02/10/03
 Atlantic City, NJ                         Mortgage Finance Agency

Capitol Commons             6,631,517     Michigan State Housing                 200              200           05/31/02
 Lansing, MI                               Development Authority

Chestnut                    2,447,173     California Housing                      90               88           01/13/13
 Fresno, CA                                Finance Agency

Court Place                 6,313,723     Illinois Housing                       160              160           02/01/13
 Pekin, IL                                 Development Authority (IHDA)

Frederick Heights           2,970,047     Section 221(d)(4) of the National      156                0             N/A
 Frederick, MD                              Housing Act (NHA)

Frenchman's Wharf I         6,499,180     Section 221(d)(4)                      320               31           11/30/00 (4)
 New Orleans, LA                           of the NHA

Hillview Terrace            2,460,741     Rural Economic Community               125              115           10/01/01
 Traverse City, MI                         Development (RECD)

Lihue Gardens               2,769,176     RECD                                    58               58           02/22/03
 Lihue, Kauai, HI

Linden Place                9,456,114     IHDA                                   190              190           01/01/22
 Arlington Heights, IL

New Sharon Woods Apts.      2,474,108     FHA                                     50               50           07/31/04
 Deptford, NJ

Park Glen                   5,221,460     IHDA                                   125              125           08/01/23
 Taylorville, IL

Shallowford Oaks            5,838,177     FHA                                    204               41           11/26/00
 Chamblee, GA

Sundance Apts.              2,415,571     GNMA/FHA                                60               60           05/07/02
 Bakersfield, CA

Tandem Townhouses           1,396,775     Pennsylvania Housing                    48               47           08/28/12
 Fairview Borough, PA                      Finance Agency

Warner House                1,989,396     Section 221(d)(4) of the NHA            60               60           09/01/01
 Warren, OH


      SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS IN WHICH
         CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1) - Continued


                                                                                                 Units          Expiration
                           Mortgage                                                          Authorized for         of
 Name and Location        Payable at         Financed and/or Insured         Number of        Rental Asst.       Section 8
of Apartment Complex     12/31/99 (2)        and/or Subsidized Under        Rental Units      Under Sec. 8      HAP Contract
--------------------     ------------     -----------------------------     ------------     --------------     ------------
Westwood Village            1,460,711     Connecticut Housing Finance             48               48           02/01/12
 New Haven, CT                             Authority

Winthrop Beach              1,040,895     First mortgage loan by First            69                0              N/A
 Chicago, IL                               Federal Savings and Loan Assoc.
                                           of Chicago; second mortgage loan
                                           by Chicago Department of Housing
--------------------     ------------                                       --------           ------
Totals 17                $ 68,911,065                                          2,132            1,441
                         ============                                       ========           ======


      SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS IN WHICH
        CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1) - Continued


                                                                                      Average Effective Annual
                                      Units Occupied As                                    Rental Per Unit
                                  Percentage of Total Units                              for the Years Ended
                                      As of December 31,                                     December 31,
 Name and Location            ---------------------------------        -----------------------------------------------------
of Apartment Complex          1999    1998   1997   1996   1995          1999        1998       1997       1996       1995
--------------------          ----    ----   ----   ----   ----        --------    --------   --------   --------   --------
Baltic Plaza                  100%     99%    97%    100%   99%        $ 13,212    $ 13,014   $ 12,981   $ 13,143   $ 13,106
 Atlantic City, NJ

Capitol Commons                97%     96%    94%    98%    99%           9,479       9,464      9,340      9,451      9,335
 Lansing, MI

Chestnut                       97%     98%    98%    98%    98%           7,451       7,523      7,459      7,580      7,369
 Fresno, CA

Court Place                    98%    100%   100%   100%   100%          12,928      12,555     12,483     12,191     11,997
 Pekin, IL

Frederick Heights              99%     97%    96%    96%    97%           7,677       7,360      7,164      6,983      6,809
 Frederick, MD

Frenchman's Wharf I            94%     88%    91%    89%    92%           4,753       4,514      4,499      4,403      4,246
 New Orleans, LA

Hillview Terrace              100%     99%   100%    99%    99%           2,757       2,759      2,752      3,930      3,779
 Traverse City, MI

Lihue Gardens                 100%    100%    95%   100%   100%          10,657      10,792     11,139     11,359     11,164
 Lihue, Kauai, HI

Linden Place                   99%    100%   100%    99%   100%          14,256      13,944     13,246     12,880     12,637
 Arlington Heights, IL

New Sharon Woods Apts.         96%     90%   100%   100%    94%          11,882      11,401     11,826     11,805     11,589
 Deptford, NJ

Park Glen                      99%    100%   100%   100%   100%           9,744       9,535      9,415      9,303      9,250
 Taylorville, IL

Shallowford Oaks               99%     99%    99%    95%   100%           7,663       7,379      7,162      7,002      6,934
 Chamblee, GA

Sundance Apts.                100%    100%   100%   100%    98%           8,305       8,365      8,559      8,390      8,387
 Bakersfield, CA

Tandem Townhouses             100%    100%   100%   100%   100%           9,240       9,289      9,223      8,859      8,798
 Fairview Borough, PA

Warner House                   99%    100%   100%    98%    98%           7,457       7,635      7,624      7,584      7,505
 Warren, OH


     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS IN WHICH
       CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1) - Continued


                                                                                      Average Effective Annual
                                      Units Occupied As                                    Rental Per Unit
                                  Percentage of Total Units                              for the Years Ended
                                      As of December 31,                                     December 31,
 Name and Location            ---------------------------------        -----------------------------------------------------
of Apartment Complex          1999    1998   1997   1996   1995          1999        1998       1997       1996       1995
--------------------          ----    ----   ----   ----   ----        --------    --------   --------   --------   --------
Westwood Village               98%    100%    98%    96%    94%          11,544      11,416     11,217     11,017     11,294
 New Haven, CT

Winthrop Beach                 90%     90%    93%    94%    96%           4,111       4,133      4,076      3,903      4,007
 Chicago, IL
--------------------          ----    ----   ----   ----   ----        --------    --------   --------   --------   --------
Totals (3) 17                  98%     97%    98%    98%    98%        $  9,007    $  8,887   $  8,833   $  8,811   $  8,718
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

(2) The amounts provided are the balances of first mortgage loans payable of the Local Partnerships as of December 31, 1999.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.

     The local managing general partner of Winthrop Beach has received an offer for the purchase of the property and the parties have executed a sales contract dated as of February 11, 2000. See the notes to the financial statements for further information concerning the sale.


ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors, Ltd. indirectly holds an interest in the underlying real estate. See Part I, Item 1 for information concerning these properties.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material legal proceedings to which the Partnership is a party.

                                     PART I
                                     ------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

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

     (b) As of March 23, 2000, there were approximately 1,700 registered holders of limited partnership interests in the Partnership.

     (c) No distributions were declared or paid by the Partnership during 1999 or 1998. The Partnership received distributions of $593,125 and $495,696 from Local Partnerships during 1999 and 1998, respectively. Some of the Local Partnerships operate under restrictions imposed by the pertinent governmental agencies that limit the cash return available to the Partnership.


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

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes (the properties) intended to provide housing to low and moderate income tenants. In conjunction with such governmental assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties, and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

     The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties through the Partnership's investment in local limited partnerships. Only limited annual cash distributions from property operations were projected because of the regulatory restrictions on cash distributions from the properties.

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986 which virtually eliminated many of the incentives for the new construction or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, the Managing General Partner continues to concentrate on transferring the source of investment yield

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

from tax benefits to cash flow wherever possible, thereby potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

     The acquisition of interests in certain Local Partnerships was paid for in part by purchase money notes of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature 15 years from the date of acquisition of the interest in a particular Local Partnership, and are generally secured by the Partnership's interest in the Local Partnership.

     C.R.I., Inc. (the Managing General Partner) continues to evaluate the Partnership's underlying apartment complexes to develop strategies that make sense for all parties involved. Issues that are at the forefront of the Managing General Partner's strategic planning include: the resolution of purchase money notes which have matured, expiring Section 8 Housing Assistance Payment (HAP) contracts, properties with state housing financing or Rural Economic Community Development (RECD) agency financing, the cessation of losses to the Partnership due to the complete depletion of low-income housing accelerated depreciation deductions on the Local Partnerships' properties, and declining mortgage interest deductions as the mortgage loans move closer to maturity.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the Rural Economic Community Development (RECD) agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units which are generally regulated by the Department of Housing and Urban Development (HUD) (collectively, the Agencies). These Section 8 HAP contracts begin to expire, or have been extended to expire, in November 2000. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing. Therefore, it appears unlikely that the Agencies will allow a prepayment of the respective mortgage loans or a conversion of the units to market rate housing, primarily because the Agencies have the right under the mortgage and/or regulatory agreement to disallow the mortgage prepayment. The Managing General Partner continues to monitor the actions of these financing Agencies to assess how these Agencies will deal with expiring Section 8 HAP contracts and what impact these Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships.

     Sales of properties with state Agency or RECD financing will be extremely difficult. Since the Agencies are unlikely to allow mortgage prepayment and/or sale for a conversion to market rate housing, prospective buyers are generally limited to non-profit organizations. Generally, purchase offers received from non-profit organizations tend to be much lower per apartment unit than those from profit-motivated companies.

     The Managing General Partner is considering marketing, on a state-by-state basis, one or more of the properties in which the Partnership is invested with properties in other portfolios sponsored by the Managing General Partner. This may enhance the opportunity to sell these properties. Each property is different, so it is impossible to predict if any of the Partnership's properties might be included in such a combination sale.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1999, the Partnership had approximately 1,700 investors who originally subscribed to a total of 24,837 units of limited partnership interests in the original amount of $24,837,000. The Partnership originally made investments in 18 Local Partnerships, of which 17 remain at December 31, 1999. The Partnership's liquidity, with unrestricted cash resources of $2,711,200 as of December 31, 1999, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of December 31, 1999, $140,000 of cash equivalents were restricted for the collateralization of a letter of credit which secures a surety bond related to the stay of foreclosure action on Shallowford Oaks. See the notes to the financial statements for further discussion concerning Shallowford Oaks. As of March 23, 2000, there were no material commitments for capital expenditures.

     During 1999 and 1998, the Partnership received cash distributions of $593,125 and $495,696, respectively, from the Local Partnerships.

     The Partnership is the maker of purchase money notes which have matured and have not been paid with respect to two Local Partnerships, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks). The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money note. The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. The total amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $7.664 million, respectively, as of December 31, 1999, and $4.479 million and $7.194 million, respectively, as of December 31, 1998. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to pay off the purchase money notes at the time of sale or refinancing.

     The Partnership's inability to pay these purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one or both of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Frenchman's Wharf I or Shallowford Oaks during 1999 and 1998, and its aggregate share of loss for these two Local Partnerships was $52,342 and $112,349 for the years ended December 31, 1999 and 1998, respectively. See the notes to the financial statements for additional information concerning these purchase money notes.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1999 and 1998, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during 1999, as receipt of distributions from partnerships exceeded net cash used in operating activities and cash advanced to a local partnership.

                              Results of Operations
                              ---------------------

1999 versus 1998
----------------

     The Partnership's net income for the year ended December 31, 1999 increased from the corresponding period in 1998 primarily due to an increase in share of income from partnerships due to increased rental income and decreased operating expenses. Contributing to the increase in the Partnership's net income was an increase in interest income due to higher interest earning balances. Also contributing to the increase in the Partnership's net income was the decrease in professional fees due to Shallowford Oaks litigation and a market study for Frederick Heights in 1998. Offsetting the increase in the Partnership's net income were increases in Letter of Credit fees for Shallowford Oaks, and in partnership tax and audit fees and costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the years ended December 31, 1999 and 1998 did not include losses of $586,110 and $891,272, respectively.
The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnership's are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $315,213 and $211,030, received from nine and eight Local Partnerships during 1999 and 1998,

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

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

     The combined rental revenues of the Partnership's remaining 17 properties for the five years ended December 31, 1999, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in prior years.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                         For the years ended December 31,
                    -----------------------------------------------------------------------------------------------
                       1999                  1998                   1997                  1996               1995
                    -----------           -----------            -----------           -----------        -----------
Combined Rental
  Revenue           $18,859,599           $18,496,980            $18,256,810           $18,203,181        $17,950,982

Annual Percentage
  Increase                         2.0%                  1.3%                    0.3%               1.4%


                            Year 2000 Computer Issue
                            ------------------------

     The Partnership experienced little to no interruption in its computer operations, or otherwise, as a result of the transition from the year 1999 to 2000. The Partnership's expenses associated with upgrading and testing its internal hardware and software systems, data interfaces, business operations and non-information technology functions which could have been affected by the transition were not material.


ITEM 7.   FINANCIAL STATEMENTS
          --------------------

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

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, follows.

William B. Dockser, 63, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 53, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Susan R. Campbell, 41, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 44, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

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

          No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding partnership units at December 31, 1999.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1999, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

              Name of                 Amount and Nature       % of total
          Beneficial Owner         of Beneficial Ownership   Units issued
          ----------------         -----------------------   ------------
          William B. Dockser                 None                  0%
          H. William Willoughby              None                  0%
          All Directors and Officers
            as a Group (4 persons)           None                  0%

     (c)  Changes in control.

          There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

                                      III-2

                                    PART III
                                    --------

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

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

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


                                      III-3

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

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended December 31, 1999.















































                                      III-4

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




March 23, 2000               by: /s/ William B. Dockser
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


March 23, 2000               by: /s/ H. William Willoughby
-----------------                ------------------------------------
DATE                             H. William Willoughby,
                                   Director, President
                                   and Secretary




March 23, 2000               by: /s/ Michael J. Tuszka
-----------------                ------------------------------------
DATE                             Michael J. Tuszka
                                   Vice President
                                   and Chief Accounting Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)















                                      III-5

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                               PUBLIC ACCOUNTANTS
                               ------------------


To the Partners
Capital Realty Investors, Ltd.

     We have audited the balance sheets of Capital Realty Investors, Ltd. (a District of Columbia limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $1,056,190 and $542,557 of income in 1999 and 1998, respectively, included in the Partnership's net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd. as of December 31, 1999 and 1998 and the results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.



Vienna, VA                                        Grant Thornton LLP
March 8, 2000











                                      III-6

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                         CAPITAL REALTY INVESTORS, LTD.

                                  HAS INVESTED*





* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors, Ltd. has invested were filed in paper format under Form SE on March 24, 2000, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted January 14, 2000.
























                                      III-7

                          CAPITAL REALTY INVESTORS, LTD.

                                  BALANCE SHEETS

                                     ASSETS

                                                                                                         December 31,
                                                                                                ------------------------------
                                                                                                    1999              1998
                                                                                                ------------      ------------
Investments in and advances to partnerships                                                     $  3,265,726      $  2,506,524
Investment in partnership held for sale                                                               15,439                --
Cash and cash equivalents                                                                          2,711,200         2,318,302
Restricted cash equivalents                                                                          140,000           140,000
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $384,432 and $367,498, respectively                                    513,960           544,922
Property purchase costs, net of accumulated amortization of
  $97,035 and $96,333, respectively                                                                  127,032           140,234
Other assets                                                                                             778             1,669
                                                                                                ------------      ------------

      Total assets                                                                              $  6,774,135      $  5,651,651
                                                                                                ============      ============


                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                                              $  4,478,800      $  4,478,800
Accrued interest payable                                                                           7,663,972         7,193,776
Accounts payable and accrued expenses                                                                 93,514            83,805
                                                                                                ------------      ------------
      Total liabilities                                                                           12,236,286        11,756,381
                                                                                                ------------      ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                  14,000            14,000
    Limited Partners                                                                              24,837,000        24,837,000
                                                                                                ------------      ------------
                                                                                                  24,851,000        24,851,000

  Less:
    Accumulated distributions to partners                                                           (996,102)         (996,102)
    Offering costs                                                                                (2,689,521)       (2,689,521)
    Accumulated losses                                                                           (26,627,528)      (27,270,107)
                                                                                                ------------      ------------
      Total partners' deficit                                                                     (5,462,151)       (6,104,730)
                                                                                                ------------      ------------

      Total liabilities and partners' deficit                                                   $  6,774,135      $  5,651,651
                                                                                                ============      ============


                   The accompanying notes are an integral part
                         of these financial statements.

                                     III-8

                          CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS


                                                                                                    For the years ended
                                                                                                        December 31,
                                                                                                -----------------------------
                                                                                                   1999              1998
                                                                                                -----------       -----------
Share of income from partnerships                                                               $ 1,288,874       $   723,509
                                                                                                -----------       -----------

Other revenue and expenses:

  Revenue:
    Interest and other income                                                                       141,103           126,716
                                                                                                -----------       -----------

  Expenses:
    Interest                                                                                        470,196           470,196
    Management fee                                                                                   95,208            95,208
    General and administrative                                                                      128,627           122,754
    Professional fees                                                                                64,642            68,264
    Amortization of deferred costs                                                                   28,725            28,724
                                                                                                -----------       -----------
                                                                                                    787,398           785,146
                                                                                                -----------       -----------
      Total other revenue and expenses                                                             (646,295)         (658,430)
                                                                                                -----------       -----------

Net income                                                                                      $   642,579       $    65,079
                                                                                                ===========       ===========

Net income allocated to General Partners (3%)                                                   $    19,277       $     1,952
                                                                                                ===========       ===========

Net income allocated to Limited Partners (97%)                                                  $   623,302       $    63,127
                                                                                                ===========       ===========

Net income per unit of Limited Partnership Interest based
  on 24,737 and 24,797 units outstanding, respectively                                          $     25.20       $      2.55
                                                                                                ===========       ===========














                  The accompanying notes are an integral part
                        of these financial statements.

                                    III-9

                         CAPITAL REALTY INVESTORS, LTD.

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT



                                                                  General           Limited
                                                                  Partners          Partners           Total
                                                                  ---------        -----------      -----------
Partners' deficit, January 1, 1998                                $(821,418)       $(5,348,391)     $(6,169,809)

  Net income                                                          1,952             63,127           65,079
                                                                  ---------        -----------      -----------

Partners' deficit, December 31, 1998                               (819,466)        (5,285,264)      (6,104,730)

  Net income                                                         19,277            623,302          642,579
                                                                  ---------        -----------      -----------

Partners' deficit, December 31, 1999                              $(800,189)       $(4,661,962)     $(5,462,151)
                                                                  =========        ===========      ===========




































                    The accompanying notes are an integral part
                          of these financial statements.

                                      III-10

                          CAPITAL REALTY INVESTORS, LTD.

                              STATEMENTS OF CASH FLOWS


                                                                                                    For the years ended
                                                                                                        December 31,
                                                                                                -----------------------------
                                                                                                   1999              1998
                                                                                                -----------       -----------
Cash flows from operating activities:
  Net income                                                                                    $   642,579       $    65,079

  Adjustments to reconcile net income to net cash
    used in operating activities:
    Share of income from partnerships                                                            (1,288,874)         (723,509)
    Amortization of deferred costs                                                                   28,725            28,724

    Changes in assets and liabilities:
      Increase in accrued interest receivable
        on advances to partnerships                                                                  (6,135)           (6,137)
      Decrease in other assets                                                                          891             4,851
      Increase in accrued interest payable                                                          470,196           470,196
      Increase in accounts payable and accrued expenses                                               9,709            25,062
                                                                                                -----------       -----------
        Net cash used in operating activities                                                      (142,909)         (135,734)
                                                                                                -----------       -----------


Cash flows from investing activities:
  Receipt of distributions from partnerships                                                        593,125           495,696
  Advances made to local partnerships                                                               (57,318)         (106,212)
  Investment held in escrow                                                                              --          (140,000)
                                                                                                -----------       -----------
        Net cash provided by investing activities                                                   535,807           249,484
                                                                                                -----------       -----------


Net increase in cash and cash equivalents                                                           392,898           113,750

Cash and cash equivalents, beginning of year                                                      2,318,302         2,204,552
                                                                                                -----------       -----------

Cash and cash equivalents, end of year                                                          $ 2,711,200       $ 2,318,302
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

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1999 and 1998, the Partnership's share of cumulative losses of nine of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $8,965,422 and $8,698,644, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. As of December 31, 1999 and 1998, cumulative cash distributions of $2,859,015 and $2,626,331, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

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

     f.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision has been made for income taxes in these financial statements.

     g.   Use of estimates
          ----------------

          In preparing financial statements in conformity with accounting principles generally accepted in the United States, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     h.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 1999, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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



                                     III-13

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of both December 31, 1999 and 1998, the Partnership held limited partner interests in 17 Local Partnerships which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships were as follows.

                                            December 31,
                                     -------------------------
                                        1999           1998
                                     ----------     ----------
     Purchase money notes due in:
       1997                          $  700,000     $  700,000
       1998                           3,778,800      3,778,800
                                     ----------     ----------
            Total                    $4,478,800     $4,478,800
                                     ==========     ==========

          The purchase money notes have stated interest rates ranging from 7.25% to 11.10%. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property;
     (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. The amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $7.664 million, respectively, as of December 31, 1999, and $4.479 million and $7.194 million, respectively, as of December 31, 1998. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to pay off the purchase money notes at the time of sale or refinancing.

          The Partnership's inability to pay these purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one or both of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's

                                     III-14

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Frenchman's Wharf I or Shallowford Oaks during 1999 and 1998, and its aggregate share of loss from these two Local Partnerships was $52,342 and $112,349 for the years ended December 31, 1999 and 1998, respectively. See further discussion of these purchase money notes, below.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 1999 and 1998 was $470,196 and $470,196, respectively. The accrued interest payable on the purchase money notes of $7,663,972 and $7,193,776 as of December 31, 1999 and 1998, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               Frenchman's Wharf I
                               -------------------

          The Partnership defaulted on its purchase money notes related to Frenchman's Wharf I on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,778,800 and $6,086,253, respectively. As of March 23, 2000, principal and accrued interest of $3,778,800 and $6,845,853, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature on June 1, 1998. The Partnership requested another extension of the maturity date of the purchase money notes until May 2000, to be coterminous with the expiration of the Local Partnership's provisional workout agreement with HUD related to its mortgage loan. In 1996, HUD sold the mortgage loan to the same lender as Shallowford Oaks (see discussion concerning Shallowford Oaks, below). The local managing general partner has had several conversations with the lender regarding the upcoming maturity of the workout. There is no assurance these discussions will achieve a solution and it is possible the lender will initiate a foreclosure action. As of March 23, 2000, the local managing general partner is still awaiting a response from the purchase money noteholders and the lender.

          Due to the uncertainties regarding the outcome of an extension of the maturity date of the purchase money notes, and the possibility of a foreclosure proceeding on the Local Partnership's mortgage loan, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I. In the event of a foreclosure, the Partnership would also lose its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf I does not adversely impact the Partnership's financial condition, as discussed above.





                                     III-15

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Shallowford Oaks
                                ----------------

          The Partnership defaulted on its purchase money note relating to Shallowford Oaks on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of March 23, 2000, principal and accrued interest of $700,000 and $925,040, respectively, were due. The Managing General Partner has proposed to extend the maturity date of the note until November 2001, coterminous with the expiration of the Local Partnership's provisional workout agreement related to its mortgage loan. As of March 23, 2000, the Managing General Partner is awaiting a response from the noteholders. There is no assurance that any agreement will be reached with the noteholders.

          In addition, Shallowford Oaks' mortgage lender filed notice on November 3, 1997 accelerating the maturity of the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the provisional workout agreement. Subsequently, the local managing general partner filed an action to enjoin the attempted foreclosure. The court entered an order for equitable relief in Shallowford's favor on November 12, 1998. The lender filed a motion for a new trial and a motion to alter or amend judgment in December 1998. The court denied the lender's motions by order dated March 24, 1999. The lender filed an appeal to the order for equitable relief and oral arguments were held on October 13, 1999. In February 2000, the Partnership received written notification of the court's ruling in its favor. For the years ended December 31, 1999 and 1998, the Partnership advanced Shallowford Oaks $57,318 and $106,212, respectively, for legal costs.

          Due to the uncertainties regarding the outcome of an extension of the maturity date of the purchase money note, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. In the event of a foreclosure, the Partnership would also lose its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not adversely impact the Partnership's financial condition, as discussed above.

     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------
               made by Local Partnerships
               --------------------------

          The Partnership has a 74.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership. The Partnership received cash distributions from the rental operations of the Local Partnerships totaling $593,125 and $495,696 during the years ended December 31, 1999 and 1998, respectively. As of both December 31, 1999 and 1998, 12 of the Local Partnerships had surplus cash, as defined by their respective regulatory Agencies, in the aggregate amounts of $2,978,040 and $2,898,316, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

                                     III-16

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          The cash distributions to the Partnership from the operations of the rental properties may be limited by the Agencies' regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are generally required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

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

     c.   Advances to Local Partnerships
          ------------------------------

          The advances, and accrued interest thereon, due from the Local Partnerships were as follows.

                                                     December 31,
                                             --------------------------
                                                1999           1998
                                             -----------    -----------
     Local Partnership
     -----------------
     Frenchman's Wharf I:
       Principal amount of funds advanced    $   305,398    $   305,398
       Accrued interest on advances              183,102        183,102

     Shallowford Oaks:
       Principal amount of funds advanced        235,725        178,407
       Accrued interest on advances               31,331         25,196
                                             -----------    -----------
               Total                         $   755,556    $   692,103
                                             ===========    ===========

                               Frenchman's Wharf I
                               -------------------

          To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totaling $305,398 as of both December 31, 1999 and 1998. No advances have been made to Frenchman's Wharf I since March 1987, and the Partnership does not expect to advance any additional funds to the Local Partnership. These loans, together with accrued interest of $183,102 as of both December 31, 1999 and 1998, are payable from cash flow of Frenchman's Wharf I after payment of first

                                     III-17

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of the workout of its mortgage loan, will be able to repay the loans in accordance with the terms thereof. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses from the Local Partnership during prior years.

                                Shallowford Oaks
                                ----------------

          On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks to help repay the Local Partnership's outstanding obligations related to its mortgage loan. This loan, along with accrued interest of $31,331 and $25,196 as of December 31, 1999 and 1998, respectively, is payable from cash flow of Shallowford Oaks after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money note. The Partnership advanced additional amounts of $57,318 and $106,212 during the years ended December 31, 1999 and 1998, respectively, to Shallowford Oaks to help fund legal expenses relating to the Shallowford litigation. Due to the non-payment of the purchase money note when due, as discussed above, it is probable that the Partnership will not receive any repayment of its loans. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses from the Local Partnership during prior years.

     d.   Property matters
          ----------------

                               Frenchman's Wharf I
                               -------------------

          The reports of the auditors on the financial statements of Frenchman's Wharf I for the years ended December 31, 1999 and 1998 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its Section 8 Rental Housing Assistance Payments (HAP) contract with HUD on November 30, 2000. The uncertainty about the Local Partnership's continued ownership of the property does not adversely impact the Partnership's financial condition, as discussed above.

                                 Winthrop Beach
                                 --------------

          Winthrop Beach Associates (Winthrop Beach) received an offer for the purchase of the property and executed a sales contract dated as of February 11, 2000. The contract is subject to customary contingencies.
     Accordingly, there is no assurance that a sale will occur.

          Due to the impending and likely sale of the property related to the Partnership's investment in Winthrop Beach, the net unamortized amounts of acquisition fees and property purchase costs related to Winthrop Beach, which totaled $15,439, have been reclassified to investment in partnership held for sale in the accompanying balance sheet at December 31, 1999. For

                                     III-18

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     the years ended December 31, 1999 and 1998, distributions from Winthrop Beach represented approximately 0% of total distributions from Local Partnerships. The Partnership's share of income from Winthrop Beach was $50,881 and $31,649 for the years ended December 31, 1999 and 1998, respectively.

     e.   Affordable housing legislation
          ------------------------------

          Frenchman's Wharf I and Shallowford Oaks have Section 8 HAP contracts covering 10% and 20%, respectively, of their apartment units which expire during 2000. A Section 8 HAP contract provides rental subsidies to a property owner for units occupied by low income tenants. If either contract is not extended, there will likely be a temporary increase in vacancy during the 6-12 months after expiration. As residents in the low-income units move out, the units will be made available to market-rate residents, as market conditions allow.

          Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the Rural Economic Community Development (RECD) agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units which are generally regulated by the Department of Housing and Urban Development (HUD) (collectively, the Agencies). These Section 8 HAP contracts begin to expire, or have been extended to expire, in November 2000. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing. Therefore, it appears unlikely that the Agencies will allow a prepayment of the respective mortgage loans or a conversion of the units to market rate housing, primarily because the Agencies have the right under the mortgage and/or regulatory agreement to disallow the mortgage prepayment. The Managing General Partner continues to monitor the actions of these financing Agencies to assess how these Agencies will deal with expiring
     Section 8 HAP contracts and what impact these Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of December 31, 1999, the Partnership's investment in Local Partnerships with
     Section 8 HAP contracts expiring in the year 2000 was $11,112.



















                                     III-19

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     f.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships at December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998 follows.

                          COMBINED BALANCE SHEETS


                                                                               December 31,
                                                                       ------------------------------
                                                                           1999              1998
                                                                       ------------      ------------
     Rental property, at cost, net of accumulated depreciation
       of $55,195,378 and $51,933,415, respectively                    $ 34,902,249      $ 42,892,787
     Land                                                                 7,605,686         8,029,484
     Other assets                                                        17,421,264        16,028,469
                                                                       ------------      ------------
          Total assets                                                 $ 59,929,199      $ 66,950,740
                                                                       ============      ============

     Mortgage notes payable                                            $ 68,911,065      $ 70,166,935
     Other liabilities                                                    8,036,335         8,192,897
                                                                       ------------      ------------
          Total liabilities                                              76,947,400        78,359,832

     Partners' deficit                                                  (17,018,201)      (11,409,092)
                                                                       ------------      ------------
          Total liabilities and partners' deficit                      $ 59,929,199      $ 66,950,740
                                                                       ============      ============























                                     III-20

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                       COMBINED STATEMENTS OF OPERATIONS


                                                                            For the years ended
                                                                                December 31,
                                                                       ------------------------------
                                                                           1999              1998
                                                                       ------------      ------------
     Revenue:
       Rental                                                          $ 18,859,599      $ 18,496,980
       Interest                                                             647,297           605,272
       Other                                                                413,480           378,041
                                                                       ------------      ------------
         Total revenue                                                   19,920,376        19,480,293
                                                                       ------------      ------------

     Expenses:
       Operating                                                          9,396,165         9,677,356
       Interest                                                           6,323,999         6,401,747
       Depreciation                                                       3,355,890         3,309,526
       Amortization                                                          39,830            39,720
                                                                       ------------      ------------
         Total expenses                                                  19,115,884        19,428,349
                                                                       ------------      ------------
     Net income                                                        $    804,492      $     51,944
                                                                       ============      ============


     g.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
               net income to taxable income
               ----------------------------

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













                                     III-21

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income follows.


                                                                            For the years ended
                                                                                December 31,
                                                                       -----------------------------
                                                                           1999              1998
                                                                       ------------      ------------
     Financial statement net income                                    $    804,492      $     51,944

     Adjustments:
       Additional book depreciation, net of depreciation
         on construction period expenses capitalized for
         financial statement purposes                                     1,947,285         2,039,802

       Amortization for financial statement purposes not
         deducted for income tax purposes                                   101,541            40,974

       Miscellaneous, net                                                   288,836           268,095
                                                                       ------------      ------------
     Taxable income                                                    $  3,142,154      $  2,400,815
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



















                                     III-22

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

3.   RELATED-PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1999 and 1998, the Partnership paid $93,608 and $96,498, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

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

     For each of the years ended December 31, 1999 and 1998, the Partnership paid the Managing General Partner a Management Fee of $95,208.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such amounts were paid to the Managing General Partner and/or its affiliates during 1999 or 1998.


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



                                     III-23

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

     In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such amounts were paid to the Managing General Partner and/or its affiliates during 1999 or 1998.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the limited partners and 3% to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. As defined in the Partnership Agreement, prior to the establishment of reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had cash available for distribution of $374,954 and $325,197 for the years ended December 31, 1999 and 1998, respectively.

     No distributions were declared or paid by the Partnership during 1999 or 1998. The Managing General Partner has reserved all of the Partnership's undistributed cash for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to Local Partnerships.


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
       INCOME TO TAXABLE INCOME

     For federal income tax purposes, the Partnership reports on a basis whereby: (1) certain expenses are amortized rather than expensed when incurred;
(2) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (3) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.g.), including

                                     III-24

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
       INCOME TO TAXABLE INCOME - Continued

losses in excess of related investment amounts. These returns are subject to examination and, therefore, possible adjustment by the IRS.






















































                                     III-25

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
       INCOME TO TAXABLE INCOME - Continued

     A reconciliation of the Partnership's financial statement net income to taxable income follows.


                                                                 For the years ended
                                                                     December 31,
                                                            ------------------------------
                                                                1999              1998
                                                            ------------      ------------
Financial statement net income                              $    642,579      $     65,079

Adjustments:
  Differences between taxable income and
    financial statement net income related to the
    Partnership's equity in the Local Partnerships'
    income                                                     1,838,684         1,653,347

  Costs amortized over a shorter period for
    income tax purposes                                           28,326            18,468

                                                            ------------      ------------
Taxable income                                              $  2,509,589      $  1,736,894
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