Form 10QSB
period 2000-03-31
CAPITAL REALTY INVESTORS LTD
filed 2000-05-05
CIK 354521

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 2000
                                   --------------


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at March 31, 2000)

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000





                                                                      Page
                                                                      ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - March 31, 2000 and
            December 31, 1999 . . . . . . . . . . . . . . . . . .      1

          Statements of Operations and Accumulated Losses
            - for the three months ended March 31, 2000
            and 1999  . . . . . . . . . . . . . . . . . . . . . .      2

          Statements of Cash Flows - for the three
            months ended March 31, 2000 and 1999  . . . . . . . .      3

          Notes to Financial Statements - March 31, 2000
            and 1999  . . . . . . . . . . . . . . . . . . . . . .      4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . .      10

PART II.  Other Information

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . .      13

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .      13

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . .      14

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .      15

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                                BALANCE SHEETS

                                   ASSETS

                                                                                                    March 31,     December 31,
                                                                                                      2000           1999
                                                                                                  ------------    ------------
                                                                                                  (Unaudited)
Investments in and advances to partnerships                                                       $  3,383,219    $  3,265,726
Investment in partnership held for sale                                                                     --          15,439
Cash and cash equivalents                                                                            2,793,507       2,711,200
Restricted cash equivalents                                                                            140,000         140,000
Distribution receivable for property sold                                                              460,800              --
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $390,047 and $384,432, respectively                                      508,345         513,960
Property purchase costs, net of accumulated amortization of
  $98,435 and $97,035, respectively                                                                    125,632         127,032
Other assets                                                                                               823             778
                                                                                                  ------------    ------------
      Total assets                                                                                $  7,412,326    $  6,774,135
                                                                                                  ============    ============

                        LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                                $  4,478,800    $  4,478,800
Accrued interest payable                                                                             7,781,522       7,663,972
Accounts payable and accrued expenses                                                                   52,609          93,514
                                                                                                  ------------    ------------
      Total liabilities                                                                             12,312,931      12,236,286
                                                                                                  ------------    ------------
Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                    14,000          14,000
    Limited Partners                                                                                24,837,000      24,837,000
                                                                                                  ------------    ------------
                                                                                                    24,851,000      24,851,000

  Less:
    Accumulated distributions to partners                                                             (996,102)       (996,102)
    Offering costs                                                                                  (2,689,521)     (2,689,521)
    Accumulated losses                                                                             (26,065,982)    (26,627,528)
                                                                                                  ------------    ------------
      Total partners' deficit                                                                       (4,900,605)     (5,462,151)
                                                                                                  ------------    ------------
      Total liabilities and partners' deficit                                                     $  7,412,326    $  6,774,135
                                                                                                  ============    ============

                  The accompanying notes are an integral part
                        of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                        CAPITAL REALTY INVESTORS, LTD.

                          STATEMENTS OF OPERATIONS

                           AND ACCUMULATED LOSSES

                                 (Unaudited)

                                                                                                   For the three months ended
                                                                                                            March 31,
                                                                                                  ----------------------------
                                                                                                      2000            1999
                                                                                                  ------------    ------------
Share of income from partnerships                                                                 $    277,129    $    264,313
                                                                                                  ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income                                                                           39,052          28,915
                                                                                                  ------------    ------------

  Expenses:
    Interest                                                                                           117,550         117,549
    Management fee                                                                                      23,802          23,802
    General and administrative                                                                          33,841          32,859
    Professional fees                                                                                   17,788          17,024
    Amortization of deferred costs                                                                       7,015           7,182
                                                                                                  ------------    ------------
                                                                                                       199,996         198,416
                                                                                                  ------------    ------------
      Total other revenue and expenses                                                                (160,944)       (169,501)
                                                                                                  ------------    ------------

Income before gain on disposition of investment in partnership                                         116,185          94,812
                                                                                                  ------------    ------------
Gain on disposition of investment in partnership                                                       445,361              --
                                                                                                  ------------    ------------
Net income                                                                                             561,546          94,812

Accumulated losses, beginning of period                                                            (26,627,528)    (27,270,107)
                                                                                                  ------------    ------------
Accumulated losses, end of period                                                                 $(26,065,982)   $(27,175,295)
                                                                                                  ============    ============
Net income allocated to General Partners (3%)                                                     $     16,846    $      2,844
                                                                                                  ============    ============
Net income allocated to Limited Partners (97%)                                                    $    544,700    $     91,968
                                                                                                  ============    ============
Net income per unit of Limited Partnership Interest
  based on 24,737 and 24,797 units outstanding                                                    $      22.02    $       3.71
                                                                                                  ============    ============

                 The accompanying notes are an integral part
                        of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                        CAPITAL REALTY INVESTORS, LTD.

                          STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                                                   For the three months ended
                                                                                                            March 31,
                                                                                                  ----------------------------
                                                                                                      2000            1999
                                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income                                                                                      $    561,546    $     94,812

  Adjustments to reconcile net income to net cash
    used in operating activities:
    Share of income from partnerships                                                                 (277,129)       (264,313)
    Amortization of deferred costs                                                                       7,015           7,182
    Gain on disposition of investment in partnership                                                  (445,361)             --

    Changes in assets and liabilities:
      Increase in accrued interest receivable
        on advances to partnerships                                                                     (1,534)         (1,534)
      Increase in other assets                                                                             (45)         (3,620)
      Increase in accrued interest payable                                                             117,550         117,549
      Decrease in accounts payable and accrued expenses                                                (40,905)        (37,084)
                                                                                                  ------------    ------------
         Net cash used in operating activities                                                         (78,863)        (87,008)
                                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                           161,320          84,722
  Advances made to local partnerships                                                                     (150)        (16,390)
                                                                                                  ------------    ------------
         Net cash provided by investing activities                                                     161,170          68,332
                                                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents                                                    82,307         (18,676)

Cash and cash equivalents, beginning of period                                                       2,711,200       2,318,302
                                                                                                  ------------    ------------

Cash and cash equivalents, end of period                                                          $  2,793,507    $  2,299,626
                                                                                                  ============    ============








                 The accompanying notes are an integral part
                       of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2000 and 1999

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of March 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the interim period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 1999.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships
     ----------------------------------

     The Partnership is the maker of purchase money notes which have matured and have not been paid with respect to two Local Partnerships, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks). The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money note. The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. The total amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $7.782 million, respectively, as of March 31, 2000, and $4.479 million and $7.664 million, respectively, as of December 31, 1999. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to pay off the purchase money notes at the time of sale or refinancing.

     The Partnership's inability to pay these purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interests in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2000 and 1999

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one or both of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Frenchman's Wharf I or Shallowford Oaks during the three month periods ended March 31, 2000 and 1999, and its aggregate share of loss from these two Local Partnerships was $0 and $0 for the three month periods ended March 31, 2000 and 1999, respectively. See further discussion of these purchase money notes, below.

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2000 and 1999 was $117,550 and $117,549, respectively. The accrued interest payable on the purchase money notes of $7,781,522 and $7,663,972 as of March 31, 2000 and December 31, 1999,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                               Frenchman's Wharf I
                               -------------------

     The Partnership defaulted on its purchase money notes related to Frenchman's Wharf I on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,778,800 and $6,086,253, respectively. As of May 5, 2000, principal and accrued interest of $3,778,800 and $6,894,872, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature on June 1, 1998. The Partnership requested another extension of the maturity date of the purchase money notes until May 2000, to be coterminous with the expiration of the Local Partnership's provisional workout agreement (PWA) with HUD related to its mortgage loan. In 1996, HUD sold the mortgage loan to the same lender as Shallowford Oaks (see discussion concerning Shallowford Oaks, below). The local managing general partner has had several conversations with the lender regarding the upcoming maturity of the PWA. There is no assurance these discussions will achieve a resolution of this issue, and it is possible the lender will initiate a foreclosure action. As of May 5, 2000, the local managing general partner is still awaiting a response from the purchase money noteholders and the lender.

     Due to the uncertainties regarding the outcome of an extension of the maturity date of the purchase money notes, and the possibility of a foreclosure

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2000 and 1999

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

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

                                Shallowford Oaks
                                ----------------

     The Partnership defaulted on its purchase money note relating to Shallowford Oaks on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of May 5, 2000, principal and accrued interest of $700,000 and $930,971, respectively, were due. The Managing General Partner has proposed to extend the maturity date of the note until November 2001, coterminous with the expiration of the Local Partnership's provisional workout agreement related to its mortgage loan. As of May 5, 2000, the Managing General Partner is awaiting a response from the noteholders. There is no assurance that any agreement will be reached with the noteholders.

     In addition, Shallowford Oaks' mortgage lender filed notice on November 3, 1997 accelerating the maturity of the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the provisional workout agreement. Subsequently, the local managing general partner filed an action to enjoin the attempted foreclosure. The court entered an order for equitable relief in Shallowford's favor on November 12, 1998. The lender filed a motion for a new trial and a motion to alter or amend judgment in December 1998. The court denied the lender's motions by order dated March 24, 1999. Subsequently, the lender filed an appeal to the order for equitable relief and oral arguments were held on October 13, 1999. In February 2000, the Partnership received written notification of the court's ruling in its favor. For the three months ended March 31, 2000 and 1999, the Partnership advanced Shallowford Oaks $150 and $16,390, respectively, for legal costs.

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

b.   Advances to Local Partnerships
     ------------------------------

     As of March 31, 2000 and December 31, 1999, the Partnership had advanced funds, including accrued interest, totaling $757,240 and $755,556 to Local Partnerships. For financial reporting purposes, these loans have been or will

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2000 and 1999

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

be reduced to zero by the Partnership as a result of losses from the related Local Partnerships.

c.   Property matters
     ----------------

                               Frenchman's Wharf I
                               -------------------

     The report of the auditors on the financial statements of Frenchman's Wharf I for the year ended December 31, 1999 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its
Section 8 Housing Assistance Payments (HAP) contract with HUD on November 30, 2000. The uncertainty about the Local Partnership's continued ownership of the property does not adversely impact the Partnership's financial condition, as discussed above.

                                 Winthrop Beach
                                 --------------

     On February 23, 2000, Winthrop Beach Associates (Winthrop Beach) sold its property. The sale resulted in a financial statement gain of $445,361, an estimated federal tax gain of approximately $1,357,000, and net cash proceeds of $460,800 to the Partnership, which were received in April 2000. Additional proceeds may be received in the second quarter, and, if received, the proceeds will be recorded as additional gain on disposition of investment in partnership.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 16 and 17 Local Partnerships, in which the Partnership has invested as of March 31, 2000 and 1999, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The statement of operations for the three months ended March 31, 2000 and 1999 do not include information for Winthrop Beach, which was sold on February 23, 2000.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2000 and 1999

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the three months ended
                                                       March 31,
                                             --------------------------
                                                 2000          1999
                                             ------------  ------------
     Revenue:
       Rental                                $  4,643,979  $  4,552,952
       Other                                      263,341       243,457
                                             ------------  ------------
           Total revenue                        4,907,320     4,796,409
                                             ------------  ------------
     Expenses:
       Operating                                2,285,227     2,360,930
       Interest                                 1,573,352     1,591,786
       Depreciation and amortization              833,480       821,923
                                             ------------  ------------
           Total expenses                       4,692,059     4,774,639
                                             ------------  ------------
     Net income                              $    215,261  $     21,770
                                             ============  ============

     As of March 31, 2000 and 1999, the Partnership's share of cumulative losses to date for seven and nine, respectively, of the 16 and 17 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,112,307 and $8,949,552, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     Frenchman's Wharf I and Shallowford Oaks have Section 8 HAP contracts covering 10% and 20%, respectively, of their apartment units which expire during 2000. A Section 8 HAP contract provides rental subsidies to a property owner for units occupied by low income tenants. If either contract is not extended, there will likely be a temporary increase in vacancy during the 6 to 12 months after expiration. As residents in the low-income units move out, the units will be made available to market-rate residents.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the Rural Economic Community Development (RECD) agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units which are generally regulated by the Department of Housing and Urban Development (HUD)

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2000 and 1999

                                   (Unaudited)

3.   AFFORDABLE HOUSING LEGISLATION - Continued

(the state housing agencies, RECD and HUD, collectively, the Agencies).  These
Section 8 HAP contracts begin to expire, or have been extended to expire, in November 2000. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing. Therefore, it appears unlikely that the Agencies will allow a prepayment of the respective mortgage loans or a conversion of the units to market rate housing, primarily because the Agencies have the right under the mortgage and/or regulatory agreement to disallow the mortgage prepayment. The Managing General Partner continues to monitor the actions of these financing Agencies to assess how these Agencies will deal with expiring Section 8 HAP contracts and what impact these Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of March 31, 2000, the Partnership's investment in Local Partnerships with Section 8 HAP contracts expiring in the year 2000 was $0.


4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the three months ended March 31, 2000 and 1999, the Partnership paid $26,557 and $28,921, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. For each of the three month periods ended March 31, 2000 and 1999, the Part-nership paid the Managing General Partner a Management Fee of $23,802.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the three months ended March 31, 2000 or 1999.

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

     Frenchman's Wharf I and Shallowford Oaks have Section 8 HAP contracts covering 10% and 20%, respectively, of their apartment units which expire during 2000. A Section 8 HAP contract provides rental subsidies to a property owner for units occupied by low income tenants. If either contract is not extended, there will likely be a temporary increase in vacancy during the 6 to 12 months after expiration. As residents in the low-income units move out, the units will be made available to market-rate residents.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the Rural Economic Community Development (RECD) agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units which are generally regulated by the Department of Housing and Urban Development (HUD) (the state housing agencies, RECD and HUD, collectively, the Agencies). These
Section 8 HAP contracts begin to expire, or have been extended to expire, in November 2000. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing. Therefore, it appears unlikely that the Agencies will allow a prepayment of the respective mortgage loans or a conversion of the units to market rate housing, primarily because the Agencies have the right under the mortgage and/or regulatory agreement to disallow the mortgage prepayment. The Managing General Partner continues to monitor the actions of these financing Agencies to assess how these Agencies will deal with expiring Section 8 HAP contracts and what impact these Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of March 31, 2000, the Partnership's investment in Local Partnerships with Section 8 HAP contracts expiring in the year 2000 was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $2,793,507 and $2,711,200 as of March 31, 2000 and December 31, 1999, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 31, 2000 and December 31, 1999, $140,000 of cash equivalents were restricted for the collateralization of a letter of credit which secured a surety bond related to the stay of foreclosure action on Shallowford Oaks. See the notes to the financial statements for further discussion concerning Shallowford Oaks. As of May 5, 2000, there were no material commitments for capital expenditures.

     The Partnership is the maker of purchase money notes which have matured and have not been paid with respect to two Local Partnerships, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks). The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money note. The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. The total amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $7.782 million, respectively, as of March 31, 2000, and $4,479 million and $7.664 million, respectively, as of December 31, 1999. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to pay off the purchase money notes at the time of sale or refinancing.

     The Partnership's inability to pay these purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one or both of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Frenchman's Wharf I or Shallowford Oaks during the three months ended March 31, 2000 and 1999, and its aggregate share of loss for these two Local Partnerships was $0 and $0 for the three months ended March 31, 2000 and 1999, respectively. See the notes to the financial statements for additional information concerning these purchase money notes.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 2000 and 1999, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents increased during the three months ended March 31, 2000, as the receipt of distributions from partnerships was in excess of net cash used in operating activities.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended March 31, 2000 increased from the corresponding period in 1999 primarily due to gain on disposition of investment in partnership related to the sale of the Winthrop Beach property by the Local Partnership, as discussed in the notes to the financial statements. Contributing to the increase in net income was an increase in share of income from partnerships due to a decrease in operating expenses at two of the properties.


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three months ended March 31, 2000 did not include losses of $146,885, compared to excluded losses of $250,908 for the three months ended March 31, 1999.

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


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     See Note 2.a. of the notes to financial statements contained in Part I,
Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2000.

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




May 5, 2000                  by: /s/ Michael J. Tuszka
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