Form 10QSB
period 2000-06-30
CAPITAL REALTY INVESTORS LTD
filed 2000-08-07
CIK 354521

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000
                                 --------------


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     Not applicable                                  Not applicable
--------------------------             ---------------------------------------
        (Class)                             (Outstanding at June 30, 2000)

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000



                                                                        Page
                                                                        ----

PART I.    Financial Information

Item 1.    Financial Statements

           Balance Sheets - June 30, 2000 and
             December 31, 1999.......................................    1

           Statements of Operations and Accumulated Losses
             - for the three and six months ended
               June 30, 2000 and 1999................................    2

           Statements of Cash Flows - for the six
             months ended June 30, 2000 and 1999.....................    3

           Notes to Financial Statements - June 30, 2000
             and 1999................................................    4

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    10

PART II.   Other Information

Item 3.    Defaults Upon Senior Securities...........................    13

Item 6.    Exhibits and Reports on Form 8-K..........................    13

Signature      ......................................................    14

Exhibit Index .......................................................    15

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS



                                                                     June 30,         December 31,
                                                                       2000               1999
                                                                   ------------       ------------
                                                                   (Unaudited)
Investments in and advances to partnerships                        $  3,604,782       $  3,265,726
Investment in partnership held for sale                                      --             15,439
Cash and cash equivalents                                             3,718,102          2,711,200
Restricted cash equivalents                                                  --            140,000
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $395,662 and $384,432, respectively       502,730            513,960
Property purchase costs, net of accumulated amortization of
  $99,834 and $97,035, respectively                                     124,233            127,032
Other assets                                                                649                778
                                                                   ------------       ------------

      Total assets                                                 $  7,950,496       $  6,774,135
                                                                   ============       ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                 $  4,478,800       $  4,478,800
Accrued interest payable                                              7,899,071          7,663,972
Accounts payable and accrued expenses                                    65,623             93,514
                                                                   ------------       ------------
      Total liabilities                                              12,443,494         12,236,286
                                                                   ------------       ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                     14,000             14,000
    Limited Partners                                                 24,837,000         24,837,000
                                                                   ------------       ------------
                                                                     24,851,000         24,851,000

  Less:
    Accumulated distributions to partners                              (996,102)          (996,102)
    Offering costs                                                   (2,689,521)        (2,689,521)
    Accumulated losses                                              (25,658,375)       (26,627,528)
                                                                   ------------       ------------
      Total partners' deficit                                        (4,492,998)        (5,462,151)
                                                                   ------------       ------------

      Total liabilities and partners' deficit                      $  7,950,496       $  6,774,135
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

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                    For the three months ended        For the six months ended
                                                             June 30,                           June 30,
                                                   ----------------------------     ----------------------------
                                                       2000              1999           2000             1999
                                                   ------------      ------------   ------------     ------------
Share of income from partnerships                  $    475,283      $    761,054   $    752,412     $  1,025,367
                                                   ------------      ------------   ------------     ------------

Other revenue and expenses:

  Revenue:
    Interest and other income                            53,083            30,309         92,136           59,224
                                                   ------------      ------------   ------------     ------------

  Expenses:
    Interest                                            117,549           117,549        235,099          235,098
    Management fee                                       23,802            23,802         47,604           47,604
    General and administrative                           37,097            45,262         70,938           78,121
    Professional fees                                    17,786            17,023         35,575           34,047
    Amortization of deferred costs                        7,014             7,181         14,029           14,363
                                                   ------------      ------------   ------------     ------------
                                                        203,248           210,817        403,245          409,233
                                                   ------------      ------------   ------------     ------------
      Total other revenue and expenses                 (150,165)         (180,508)      (311,109)        (350,009)
                                                   ------------      ------------   ------------     ------------

Income before gain on disposition
  of investment in partnership                          325,118           580,546        441,303          675,358

Gain on disposition of investment in partnership         82,489                --        527,850               --
                                                   ------------      ------------   ------------     ------------

Net income                                              407,607           580,546        969,153          675,358

Accumulated losses, beginning of period             (26,065,982)      (27,175,295)   (26,627,528)     (27,270,107)
                                                   ------------      ------------   ------------     ------------

Accumulated losses, end of period                  $(25,658,375)     $(26,594,749)  $(25,658,375)    $(26,594,749)
                                                   ============      ============   ============     ============

Net income allocated to General Partners (3%)      $     12,228      $     17,416   $     29,075     $     20,261
                                                   ============      ============   ============     ============

Net income allocated to Limited Partners (97%)     $    395,379      $    563,130   $    940,078     $    655,097
                                                   ============      ============   ============     ============

Net income per unit of Limited Partner Interest
  based on 24,737 and 24,797 units outstanding
  at June 30, 2000 and 1999, respectively          $      15.98      $      22.71   $      38.00     $      26.42
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

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                  For the six months ended
                                                                           June 30,
                                                                ----------------------------
                                                                    2000             1999
                                                                ------------     ------------
Cash flows from operating activities:
  Net income                                                    $    969,153     $    675,358

  Adjustments to reconcile net income to net cash used in
    operating activities:
    Share of income from partnerships                               (752,412)      (1,025,367)
    Amortization of deferred costs                                    14,029           14,363
    Gain on disposition of investment in partnership                (527,850)              --

    Changes in assets and liabilities:
      Increase in accrued interest receivable on
        advances to partnerships                                      (3,068)          (3,068)
      Decrease in other assets                                           129            1,669
      Increase in accrued interest payable                           235,099          235,098
      Decrease in accounts payable and accrued expenses              (27,891)         (14,327)
                                                                ------------     ------------
        Net cash used in operating activities                        (92,811)        (116,274)
                                                                ------------     ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                         417,886          567,799
  Proceeds from disposition of investment in partnership             543,289               --
  Release of investment held in escrow                               140,000               --
  Advances made to local partnerships                                 (1,990)         (29,995)
  Collection of advances made to local partnerships                      528               --
                                                                ------------     ------------
        Net cash provided by investing activities                  1,099,713          537,804
                                                                ------------     ------------

Net increase in cash and cash equivalents                          1,006,902          421,530

Cash and cash equivalents, beginning of period                     2,711,200        2,318,302
                                                                ------------     ------------

Cash and cash equivalents, end of period                        $  3,718,102     $  2,739,832
                                                                ============     ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2000 and 1999

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of June 30, 2000, and the results of its operations for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the interim periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.       Due on investments in partnerships and accrued interest payable
         ---------------------------------------------------------------

         The Partnership is the maker of purchase money notes which have matured and have not been paid with respect to two Local Partnerships, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks). The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money note. The purchase money notes, which are nonrecourse to the Partnership, are secured by the Partnership's interest in the respective Local Partnerships. The total amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $7.899 million, respectively, as of June 30, 2000, and $4.479 million and $7.664 million, respectively, as of December 31, 1999. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated with some but not all of the noteholders. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to pay off the purchase money notes at the time of sale or refinancing.

         The Partnership's inability to pay the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships,

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interests in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one or both of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. The noteholders with respect to Frenchman's Wharf I have already filed foreclosure lawsuits. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Frenchman's Wharf I or Shallowford Oaks during the six month periods ended June 30, 2000 and 1999, and its aggregate share of income from these two Local Partnerships was $0 for the three month periods ended June 30, 2000 and 1999, respectively, and $0 for the six month periods ended June 30, 2000 and 1999, respectively. See further discussion of these purchase money notes, below.

         Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2000 was $117,549 and $235,099, respectively, and $117,549 and $235,098 for the three and six months ended June 30, 1999, respectively. The accrued interest payable on the purchase money notes of $7,899,071 and $7,663,972 as of June 30, 2000 and December 31, 1999,
respectively, is currently due because all the notes have matured.

                               Frenchman's Wharf I
                               -------------------

         The Partnership defaulted on its purchase money notes related to Frenchman's Wharf I on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,778,800 and $6,086,253, respectively. As of August 7, 2000, principal and accrued interest of $3,778,800 and $7,002,598, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature on June 1, 1998. The Partnership requested another extension of the maturity date of the purchase money notes until May 2000, to be coterminous with the expiration of the Local Partnership's provisional workout agreement (PWA) with HUD related to its mortgage loan. In 1996, HUD sold the mortgage loan to the same lender as Shallowford Oaks (see discussion concerning Shallowford Oaks,

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

below). The local managing general partner has obtained a forbearance of the PWA from the lender until January 31, 2001, with two 30-day extension periods available. The forbearance agreement allows for the discounted payoff of the mortgage loan. The purchase money noteholders initiated two separate foreclosure proceedings. One group of plaintiffs has indicated it would be willing to stay its action until the end of the forbearance period with the Local Partnership's lender, so long as the plaintiff in the other lawsuit does the same, but to date there has been no agreement with that noteholder. The Partnership intends to defend vigorously against the foreclosure proceedings. However, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I. In the event of a foreclosure, the Partnership would also lose its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The uncertainty regarding the continued ownership of the Partnership's interest in Frenchman's Wharf I does not adversely impact the Partnership's financial condition, as discussed above.

                                Shallowford Oaks
                                ----------------

         The Partnership defaulted on its purchase money note relating to Shallowford Oaks on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of August 7, 2000, principal and accrued interest of $700,000 and $944,005, respectively, were due. The Managing General Partner has proposed to extend the maturity date of the note until November 2001, coterminous with the expiration of the Local Partnership's PWA related to its mortgage loan which matures in November 2001. As of August 7, 2000, the Managing General Partner is awaiting a response from the noteholders. There is no assurance that any agreement will be reached with the noteholders.

         In addition, Shallowford Oaks' mortgage lender filed notice on November 3, 1997 accelerating the maturity of the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the provisional workout agreement. Subsequently, the local managing general partner filed an action to enjoin the attempted foreclosure. The court entered an order for equitable relief in Shallowford's favor on November 12, 1998. The lender filed a motion for a new trial and a motion to alter or amend judgment in December 1998. The court denied the lender's motions by order dated March 24, 1999. Subsequently, the lender filed an appeal to the order for equitable relief and oral arguments were held on October 13, 1999. In February 2000, the Partnership received written notification of the court's ruling in its favor. For the six months ended June 30, 2000 and 1999, the Partnership advanced Shallowford Oaks $1,462 (net) and $29,995, respectively, for legal costs.

         Due to the uncertainties regarding the outcome of an extension of the maturity date of the purchase money note, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. In the event of a foreclosure, the Partnership would also lose its share of any future

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2000 and 1999

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

b.       Advances to Local Partnerships
         ------------------------------

         As of June 30, 2000 and December 31, 1999, the Partnership had advanced funds, including accrued interest, totaling $760,086 and $755,556 to Local Partnerships. For financial reporting purposes, these loans have been or will be reduced to zero by the Partnership as a result of losses from the related Local Partnerships.

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

                                 Winthrop Beach
                                 --------------

         On March 23, 2000, Winthrop Beach Associates (Winthrop Beach) sold its property. The sale resulted in a financial statement gain of $527,850, an estimated federal tax gain of approximately $1,439,376, and net cash proceeds of $543,289 to the Partnership.

d.       Summarized financial information
         --------------------------------

         Combined statements of operations for the 16 and 17 Local Partnerships in which the Partnership was invested as of June 30, 2000 and 1999, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations for the three and six months ended June 30, 2000 include information for Winthrop Beach through the date of sale.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   For the three months ended            For the six months ended
                                            June 30,                              June 30,
                                  ----------------------------         ----------------------------
                                      2000              1999               2000             1999
                                  ------------      ------------       ------------     ------------
Revenue:
  Rental                          $  4,620,608      $  4,640,577       $  9,335,508     $  9,264,821
  Other                                254,202           232,919            519,397          478,749
                                  ------------      ------------       ------------     ------------
    Total revenue                    4,874,810         4,873,496          9,854,905        9,743,570
                                  ------------      ------------       ------------     ------------
Expenses:
  Operating                          2,155,456         2,211,721          4,504,499        4,631,063
  Interest                           1,573,350         1,600,436          3,154,352        3,200,877
  Depreciation and amortization        833,483           837,314          1,682,406        1,674,628
                                  ------------      ------------       ------------     ------------
    Total expenses                   4,562,289         4,649,471          9,341,257        9,506,568
                                  ------------      ------------       ------------     ------------
Net income                        $    312,521      $    224,025       $    513,648     $    237,002
                                  ============                         ============     ============               ============


         As of June 30, 2000 and 1999, the Partnership's share of cumulative losses to date for eight and nine, respectively, of the 16 and 17 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $8,428,463 and $9,200,448, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.       AFFORDABLE HOUSING LEGISLATION

         Frenchman's Wharf I and Shallowford Oaks have Section 8 HAP contracts covering 10% and 20%, respectively, of their apartment units, which contracts expire during 2000. A Section 8 HAP contract provides rental subsidies to a property owner for units occupied by low income tenants. If either contract is not extended, there would likely be a temporary increase in vacancy during the 6 to 12 months after expiration. As residents in the low-income units move out, the units would be made available to market-rate residents.

         Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the Rural Economic Community Development (RECD) agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units which are generally regulated by the Department of Housing and Urban

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2000 and 1999

                                   (Unaudited)


3.       AFFORDABLE HOUSING LEGISLATION - Continued

Development (HUD) (the state housing agencies, RECD and HUD, collectively, the Agencies). These Section 8 HAP contracts begin to expire, or have been extended to expire, in November 2000. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing. Therefore, it appears unlikely that the Agencies will allow a prepayment of the respective mortgage loans or a conversion of the units to market rate housing, primarily because the Agencies have the right under the mortgage and/or regulatory agreement to disallow the mortgage prepayment. The Managing General Partner continues to monitor the actions of these financing Agencies to assess how these Agencies will deal with expiring Section 8 HAP contracts and what impact these Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of June 30, 2000, the Partnership's investment in Local Partnerships with Section 8 HAP contracts expiring in the year 2000 was $0.


4.       RELATED PARTY TRANSACTIONS

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $29,047 and $55,604 for the three and six month periods ended June 30, 2000, respectively, and $26,539 and $55,460 for the three and six months ended June 30, 1999, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 and $47,604 for each of the three and six month periods ended June 30, 2000 and 1999, respectively.

         The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the three and six month periods ended June 30, 2000 or 1999.

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

                                     General
                                     -------

         C.R.I., Inc. (the Managing General Partner) continues to evaluate the Partnership's underlying apartment complexes to develop strategies that make sense for all parties involved. Issues that are at the forefront of the Managing General Partner's strategic planning include: matured purchase money notes, expiring Section 8 Housing Assistance Payment (HAP) contracts, properties with state housing financing or Rural Economic Community Development (RECD) agency financing, the cessation of losses to the Partnership due to the complete depletion of low-income housing accelerated depreciation deductions on the Local Partnerships' properties, and declining mortgage interest deductions as the mortgage loans move closer to maturity.

         Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks) have Section 8 HAP contracts covering 10% and 20%, respectively, of their apartment units, which contracts expire during 2000. A Section 8 HAP contract provides rental subsidies to a property owner for units occupied by low income tenants. If either contract is not extended, there would likely be a temporary increase in vacancy during the 6 to 12 months after expiration. As residents in the low-income units move out, the units would be made available to market-rate residents.

         Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the Rural Economic Community Development (RECD) agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units which are generally regulated by the Department of Housing and Urban Development (HUD) (the state housing agencies, RECD and HUD, collectively, the Agencies). These
Section 8 HAP contracts begin to expire, or have been extended to expire, in November 2000. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing. Therefore, it appears unlikely that the Agencies will allow a prepayment of the respective mortgage loans or a conversion of the units to market rate housing, primarily because the Agencies have the right under the mortgage and/or regulatory agreement to disallow the mortgage prepayment. The Managing General Partner continues to monitor the actions of these financing Agencies to assess how these Agencies will deal with expiring Section 8 HAP contracts and what impact these Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of June 30, 2000, the

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                           CONDITION AND RESULTS OF OPERATIONS - Continued
                           -----------------------------------

Partnership's investment in Local Partnerships with Section 8 HAP contracts expiring in the year 2000 was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

         The Partnership's liquidity, with unrestricted cash resources of $3,718,102 as of June 30, 2000 along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 7, 2000, there were no material commitments for capital expenditures.

         The Partnership is the maker of purchase money notes which have matured and have not been paid with respect to two Local Partnerships, Frenchman's Wharf I and Shallowford Oaks. The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money note. The purchase money notes, which are nonrecourse to the Partnership, are secured by the Partnership's interest in the respective Local Partnerships. The total amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $7.899 million, respectively, as of June 30, 2000, and $4.479 million and $7.664 million, respectively, as of December 31, 1999. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated with some but not all of the noteholders. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to pay off the purchase money notes at the time of sale or refinancing.

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                           CONDITION AND RESULTS OF OPERATIONS - Continued
                           -----------------------------------

         The Partnership's inability to pay the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interests in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one or both of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. The noteholders with respect to Frenchman's Wharf I have already filed foreclosure lawsuits. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Frenchman's Wharf I or Shallowford Oaks during the six month periods ended June 30, 2000 and 1999, and its aggregate share of income from these two Local Partnerships was $0 for the three month periods ended June 30, 2000 and 1999, respectively, and $0 for the six month periods ended June 30, 2000 and 1999, respectively. See the notes to the financial statements for additional information concerning these purchase money notes.

         The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month periods ended June 30, 2000 and 1999, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the six months ended June 30, 2000 due to proceeds received from the sale of Winthrop Beach, as discussed in the notes to the financial statements, and as the receipt of distributions from partnerships was in excess of net cash used in operating activities.

                              Results of Operations
                              ---------------------

         The Partnership's net income for the three month period ended June 30, 2000 decreased from the corresponding period in 1999 due to a decrease in share of income from partnerships as the result of lower cash flow distributed at one property, and of the exclusion from share of income in 2000 of another property which had accumulated unallowable losses. Offsetting the decrease in net income were an increase in interest income due to higher cash and cash equivalent balances and higher interest rates in 2000, a decrease in general

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                           CONDITION AND RESULTS OF OPERATIONS - Continued
                           -----------------------------------

and administrative expenses due to lower reimbursed payroll costs, and gain on the sale of the Winthrop Beach Associates (Winthrop Beach) property.

         The Partnership's net income for the six month period ended June 30, 2000 increased from the corresponding period in 1999 primarily due to gain on disposition of investment in partnership related to the sale of Winthrop Beach. Contributing to the increase in net income was an increase in interest income and a decrease in general and administrative expense, both of which are discussed above. Offsetting the increase in the Partnership's net income was a decrease in share of income from partnerships, as discussed above.

         For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2000, did not include losses of $120,722 and $267,607, respectively, compared to excluded losses of $250,896 and $501,804 for the three and six month periods ended June 30, 1999, respectively.

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


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         a.       None

         b. No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2000.

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




August 7, 2000                   by: /s/ Michael J. Tuszka
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