Form 10QSB
period 2000-09-30
CAPITAL REALTY INVESTORS LTD
filed 2000-11-03
CIK 354521

--------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------



                                   FORM 10-QSB


                               ------------------



           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                               ------------------



                         Commission file number 0-11149

                         CAPITAL REALTY INVESTORS, LTD.
           Organized pursuant to the Laws of the District of Columbia

                               ------------------



        Internal Revenue Service - Employer Identification No. 52-1219926

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200

                               ------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|          No  o

The total number of shares of the registrant's Common Stock, outstanding on September 30, 2000, is not applicable.






--------------------------------------------------------------------------------

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000




                                                                            PAGE


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets
               - September 30, 2000 and December 31, 1999....................  1

           Statements of Operations and Accumulated Losses
               - for the three and nine months ended
                 September 30, 2000 and 1999.... ............................  2

           Statements of Cash Flows
               - for the nine months ended September 30, 2000 and 1999.......  3

           Notes to Financial Statements
               - September 30, 2000 and 1999........................... .....  4

Item 2.    Management's Discussion and Analysis
               of Financial Condition and Results of Operations.............. 10


PART II - OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities................................... 12

Item 5.    Other Information................................................. 13

Item 6.    Exhibits and Reports on Form 8-K.................................. 13

Signature         ........................................................... 14

Exhibit Index     ........................................................... 15

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS


                                     ASSETS


                                                                                September 30,   December 31,
                                                                                    2000            1999
                                                                                ------------    ------------
                                                                                 (Unaudited)
Investments in and advances to partnerships ....................................$  3,913,443    $  3,265,726
Investment in partnership held for sale ........................................        --            15,439
Cash and cash equivalents ......................................................   3,718,390       2,711,200
Restricted cash equivalents ....................................................        --           140,000
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $401,277 and $384,432, respectively .......     497,115         513,960
Property purchase costs, net of accumulated amortization of
  $101,233 and $97,035, respectively ...........................................     122,834         127,032
Other assets ...................................................................       1,202             778
                                                                                ------------    ------------

      Total assets .............................................................$  8,252,984    $  6,774,135
                                                                                ============    ============




                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships .............................................$  4,478,800    $  4,478,800
Accrued interest payable .......................................................   8,016,620       7,663,972
Distribution payable ...........................................................     247,670            --
Accounts payable and accrued expenses ..........................................      78,927          93,514
                                                                                ------------    ------------

      Total liabilities ........................................................  12,822,017      12,236,286
                                                                                ------------    ------------


Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ...........................................................      14,000          14,000
    Limited Partners ...........................................................  24,837,000      24,837,000
                                                                                ------------    ------------

                                                                                  24,851,000      24,851,000

  Less:
    Accumulated distributions to partners ......................................  (1,243,772)       (996,102)
    Offering costs .............................................................  (2,689,521)     (2,689,521)
    Accumulated losses ......................................................... (25,486,740)    (26,627,528)
                                                                                ------------    ------------

      Total partners' deficit ..................................................  (4,569,033)     (5,462,151)
                                                                                ------------    ------------

      Total liabilities and partners' deficit ..................................$  8,252,984    $  6,774,135
                                                                                ============    ============




                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -1-

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)




                                                          For the three months ended      For the nine months ended
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                         ------------    ------------    ------------    ------------
                                                             2000            1999            2000            1999
                                                         ------------    ------------    ------------    ------------
Share of income from partnerships ...................... $    314,798    $    439,171    $  1,067,210    $  1,464,538
                                                         ------------    ------------    ------------    ------------


Other revenue and expenses:

  Revenue:
    Interest and other income ..........................       58,373          45,180         150,508         104,404
                                                         ------------    ------------    ------------    ------------

  Expenses:
    Interest ...........................................      117,549         117,549         352,648         352,647
    Management fee .....................................       23,802          23,802          71,406          71,406
    General and administrative .........................       35,383          31,131         106,320         109,252
    Professional fees ..................................       17,788          18,366          53,363          52,413
    Amortization of deferred costs .....................        7,014           7,182          21,043          21,545
                                                         ------------    ------------    ------------    ------------

                                                              201,536         198,030         604,780         607,263
                                                         ------------    ------------    ------------    ------------

      Total other revenue and expenses .................     (143,163)       (152,850)       (454,272)       (502,859)
                                                         ------------    ------------    ------------    ------------


Income before gain on disposition
  of investment in partnership .........................      171,635         286,321         612,938         961,679

Gain on disposition of investment in partnership .......         --              --           527,850            --
                                                         ------------    ------------    ------------    ------------

Net income .............................................      171,635         286,321       1,140,788         961,679

Accumulated losses, beginning of period ................  (25,658,375)    (26,594,749)    (26,627,528)    (27,270,107)
                                                         ------------    ------------    ------------    ------------

Accumulated losses, end of period ...................... $(25,486,740)   $(26,308,428)   $(25,486,740)   $(26,308,428)
                                                         ============    ============    ============    ============


Net income allocated to General Partners (3%) .......... $      5,149    $      8,590    $     34,224    $     28,850
                                                         ============    ============    ============    ============


Net income allocated to Limited Partners (97%) ......... $    166,486    $    277,731    $  1,106,564    $    932,829
                                                         ============    ============    ============    ============


Net income per unit of Limited Partner Interest
  based on 24,737 and 24,797 units outstanding
  at September 30, 2000 and 1999, respectively ......... $       6.73    $      11.20    $      44.73    $      37.62
                                                         ============    ============    ============    ============



                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -2-

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)




                                                                                   For the nine months ended
                                                                                          SEPTEMBER 30,
                                                                                  ----------------------------
                                                                                     2000             1999
                                                                                  -----------      -----------
Cash flows from operating activities:
  Net income ..................................................................   $ 1,140,788    $   961,679

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................    (1,067,210)    (1,464,538)
    Amortization of deferred costs ............................................        21,043         21,545
    Gain on disposition of investment in partnership ..........................      (527,850)          --

    Changes in assets and liabilities:
      Increase in accrued interest receivable
        on advances to partnerships ...........................................        (4,603)        (4,602)
      (Increase) decrease in other assets .....................................          (424)         1,669
      Increase in accrued interest payable ....................................       352,648        352,647
      (Decrease) increase in accounts payable and accrued expenses ............       (14,587)         6,615
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (100,195)      (124,985)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................       428,381        585,906
  Proceeds from disposition of investment in partnership ......................       543,289           --
  Release of investment held in escrow ........................................       140,000           --
  Advances made to local partnerships .........................................        (4,813)       (49,143)
  Collection of advances made to local partnerships ...........................           528           --
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................     1,107,385        536,763
                                                                                  -----------    -----------


Net increase in cash and cash equivalents .....................................     1,007,190        411,778

Cash and cash equivalents, beginning of period ................................     2,711,200      2,318,302
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 3,718,390    $ 2,730,080
                                                                                  ===========    ===========




                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 and 1999

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of September 30, 2000, and the results of its operations for the three and nine months ended
September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the interim periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.       DUE ON INVESTMENTS IN PARTNERSHIPS AND ACCRUED INTEREST PAYABLE
         ---------------------------------------------------------------

         The Partnership is the maker of purchase money notes which have matured and have not been paid with respect to two Local Partnerships, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks). The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money note. The purchase money notes, which are nonrecourse to the Partnership, are secured by the Partnership's interest in the respective Local Partnerships. The total amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $8.017 million, respectively, as of September 30, 2000, and $4.479 million and $7.664 million, respectively, as of December 31, 1999. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated with some but not all of the noteholders. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to pay off the purchase money notes at the time of sale or refinancing.

         The Partnership's inability to pay the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

a complete loss of the Partnership's interest in one or both of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. The noteholders with respect to Frenchman's Wharf I have already filed foreclosure lawsuits. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Frenchman's Wharf I or Shallowford Oaks during the nine month periods ended September 30, 2000 and 1999, and its aggregate share of income from these two Local Partnerships was $0 for the three month periods ended September 30, 2000 and 1999, respectively, and $0 for the nine month periods ended September 30, 2000 and 1999, respectively. See further discussion of these purchase money notes, below.

         Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2000 was $117,549 and $352,648, respectively, and $117,549 and $352,647 for the three and nine months ended September 30, 1999, respectively. The accrued interest payable on the purchase money notes of $8,016,620 and $7,663,972 as of September 30, 2000 and December 31, 1999, respectively, is currently due because all the notes have matured.

                               FRENCHMAN'S WHARF I

         The Partnership defaulted on its purchase money notes related to Frenchman's Wharf I on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,778,800 and $6,086,253, respectively. As of November 3, 2000, principal and accrued interest of $3,778,800 and $7,103,449, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature on June 1, 1998. The Partnership requested another extension of the maturity date of the purchase money notes until May 2000, to be coterminous with the expiration of the Local Partnership's provisional workout agreement (PWA) with HUD related to its mortgage loan. The purchase money noteholders initiated two separate foreclosure proceedings in two states. One group of plaintiffs has indicated it would be willing to stay its action until the end of the forbearance period with the Local Partnership's lender, so long as the plaintiff in the other lawsuit does the same, but to date there has been no agreement with that noteholder. The Partnership has retained local counsel and intends to move to dismiss the later filed suit and consolidate it with the pending suit in the state where the property is located. However, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I.

         In 1996, HUD sold the mortgage loan to the same lender as Shallowford Oaks (see discussion concerning Shallowford Oaks, below). The local managing general partner has obtained a forbearance agreement from the lender until January 31, 2001, with two 30-day extension periods available. The forbearance agreement allows for the discounted payoff of the mortgage loan. The Partnership recently received an offer to purchase the property, which is currently being analyzed. Unless the sale can be consummated within the forbearance period, it

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 and 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

appears likely that the first mortgage lender will obtain the Frenchman's Wharf real estate through deed-in-lieu of foreclosure in early 2001.

         In the event of a foreclosure, the Partnership would lose its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Should the Partnership lose its ownership interest in Frenchman's Wharf I through foreclosure of the purchase money note, there would be no adverse impact on the Partnership's financial condition, as discussed above. However, should the Local Partnership lose its real estate through foreclosure by its mortgage lender, it is anticipated that there will be a severe adverse tax impact on the partners in the Partnership. The total federal tax gain from cancellation of mortgage indebtedness and purchase money indebtedness for the year 2001 related to Frenchman's Wharf I is estimated to be approximately $17 million.

                                SHALLOWFORD OAKS

         The Partnership defaulted on its purchase money note relating to Shallowford Oaks on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of November 3, 2000, principal and accrued interest of $700,000 and $956,208, respectively, were due. The Managing General Partner has proposed to extend the maturity date of the note until November 2001, coterminous with the expiration of the Local Partnership's PWA related to its mortgage loan which matures in November 2001. As of November 3, 2000, the Managing General Partner is awaiting a response from the noteholders. There is no assurance that any agreement will be reached with the noteholders.

         In addition, Shallowford Oaks' mortgage lender filed notice on November 3, 1997 accelerating the maturity of the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the PWA with the lender's predecessor, HUD. Subsequently, the local managing general partner filed an action to enjoin the attempted foreclosure. The court entered an order for equitable relief in Shallowford's favor on November 12, 1998. The lender filed a motion for a new trial and a motion to alter or amend judgment in December 1998. The court denied the lender's motions by order dated March 24, 1999. Subsequently, the lender filed an appeal to the order for equitable relief, and oral arguments were held on October 13, 1999. In February 2000, the Partnership received written notification of the court's ruling in its favor. In connection with the mortgage lender's attempt to foreclose on Shallowford Oaks, the Partnership filed a countersuit against the mortgage lender. On October 6, 2000, the court of jurisdiction heard the mortgage lender's motion for dismissal of the countersuit. As of November 3, 2000, there has been no ruling on the motion. For the nine months ended September 30, 2000 and 1999, the Partnership advanced Shallowford Oaks $4,285 (net) and $49,143, respectively, for legal costs.

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

                           SEPTEMBER 30, 2000 and 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

the Partnership's interest in Shallowford Oaks does not adversely impact the Partnership's financial condition, as discussed above.

b.       ADVANCES TO LOCAL PARTNERSHIPS

         As of September 30, 2000 and December 31, 1999, the Partnership had advanced funds, including accrued interest, totaling $764,444 and $755,556 to Local Partnerships. For financial reporting purposes, these loans have been or will be reduced to zero by the Partnership as a result of losses from the related Local Partnerships.

c.       PROPERTY MATTERS

                               FRENCHMAN'S WHARF I

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

                                 WINTHROP BEACH

         On March 23, 2000, Winthrop Beach Associates (Winthrop Beach) sold its property. The sale resulted in a financial statement gain of $527,850, and an estimated federal tax gain of $1.5 million.

d.       SUMMARIZED FINANCIAL INFORMATION

         Combined statements of operations for the 16 and 17 Local Partnerships in which the Partnership was invested as of September 30, 2000 and 1999, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations for the three and nine months ended September 30, 2000 include information for Winthrop Beach through the date of sale.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      For the three months ended    For the nine months ended
                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                     ---------------------------   ---------------------------
                                         2000            1999         2000             1999
                                     -----------     -----------   -----------     -----------
Revenue:
  Rental .........................   $ 4,631,699     $ 4,695,551   $13,967,207     $13,960,372
  Other ..........................       350,293         271,582       802,157         750,331
                                     -----------     -----------   -----------     -----------

    Total revenue ................     4,981,992       4,967,133    14,769,364      14,710,703
                                     -----------     -----------   -----------     -----------

Expenses:
  Operating ......................     2,221,193       2,337,973     6,725,692       6,969,036
  Interest .......................     1,573,349       1,600,436     4,727,701       4,801,313
  Depreciation and amortization ..       833,473         837,306     2,515,879       2,511,934
                                     -----------     -----------   -----------     -----------

    Total expenses ...............     4,628,015       4,775,715    13,969,272      14,282,283
                                     -----------     -----------   -----------     -----------

Net income (loss) ................   $   353,977     $   191,418   $   800,092     $   428,420
                                     ===========     ===========   ===========     ===========


         As of September 30, 2000 and 1999, the Partnership's share of cumulative losses to date for eight and eleven, respectively, of the 16 and 17 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $8,476,833 and $9,451,348, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.       AFFORDABLE HOUSING LEGISLATION

         Frenchman's Wharf I and Shallowford Oaks have Section 8 HAP contracts covering 10% and 20%, respectively, of their apartment units, which contracts expire during 2000. A Section 8 HAP contract provides rental subsidies to a property owner for units occupied by low income tenants. If either contract is not extended, there would likely be a temporary increase in vacancy during the 6 to 12 months after expiration, and a concomitant reduction in rental revenue. As residents in the low-income units move out, the units would be made available to market-rate residents.

         Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the Rural Economic Community Development (RECD) agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units which are generally regulated by the Department of Housing and Urban Development (HUD) (the state housing agencies, RECD and HUD, collectively, the Agencies). These
Section 8 HAP contracts begin to expire, or have been extended to expire, in November 2000. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing. Therefore, it appears unlikely that the Agencies will allow a prepayment of the respective mortgage loans or a conversion of the units to market rate housing, primarily because the Agencies have the right under the mortgage and/or regulatory agreement to disallow the mortgage prepayment. The Managing General Partner continues to monitor the

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 and 1999

                                   (Unaudited)


3.       AFFORDABLE HOUSING LEGISLATION - Continued

actions of these financing Agencies to assess how these Agencies will deal with expiring Section 8 HAP contracts and what impact these Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of September 30, 2000, the Partnership's investment in Local Partnerships with Section 8 HAP contracts expiring in the year 2000 was $0.


4.       RELATED PARTY TRANSACTIONS

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $22,771 and $78,375 for the three and nine month periods ended September 30, 2000, respectively, and $18,326 and $73,786 for the three and nine month periods ended September 30, 1999, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 and $71,406 for each of the three and nine month periods ended September 30, 2000 and 1999, respectively.

         The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the three and nine month periods ended September 30, 2000 or 1999.

PART I.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations


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

                                     GENERAL

         C.R.I., Inc. (the Managing General Partner) continues to evaluate the Partnership's underlying apartment complexes to develop strategies that make sense for all parties involved. Issues that are at the forefront of the Managing General Partner's strategic planning include: matured purchase money notes, expiring Section 8 Housing Assistance Payment (HAP) contracts, properties with state housing financing or Rural Economic Community Development (RECD) agency financing, the cessation of losses to the Partnership due to the complete depletion of low- income housing accelerated depreciation deductions on the Local Partnerships' properties, and declining mortgage interest deductions as the mortgage loans move closer to maturity.

         Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri- La Ltd. (Shallowford Oaks) have Section 8 HAP contracts covering 10% and 20%, respectively, of their apartment units, which contracts expire during 2000. A Section 8 HAP contract provides rental subsidies to a property owner for units occupied by low income tenants. If either contract is not extended, there would likely be a temporary increase in vacancy during the 6 to 12 months after expiration and a concomitant reduction in rental revenue. As residents in the low-income units move out, the units would be made available to market-rate residents.

         Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units which are generally regulated by the Department of Housing and Urban Development (HUD) (the state housing agencies, RECD and HUD, collectively, the Agencies). These Section 8 HAP contracts begin to expire, or have been extended to expire, in November 2000. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing. Therefore, it appears unlikely that the Agencies will allow a prepayment of the respective mortgage loans or a conversion of the units to market rate housing, primarily because the Agencies have the right under the mortgage and/or regulatory agreement to disallow the mortgage prepayment. The Managing General Partner continues to monitor the actions of these financing Agencies to assess how these Agencies will deal with expiring Section 8 HAP contracts and what impact these Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of September 30, 2000, the Partnership's investment in Local Partnerships with Section 8 HAP contracts expiring in the year 2000 was $0.

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

PART I.           FINANCIAL INFORMATION
ITEM 2.           Management's Discussion and Analysis
                    of Financial Condition and Results of Operations - Continued

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

                          FINANCIAL CONDITION/LIQUIDITY

         The Partnership's liquidity, with unrestricted cash resources of $3,718,390 as of September 30, 2000, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 3, 2000, there were no material commitments for capital expenditures.

         The Partnership is the maker of purchase money notes which have matured and have not been paid with respect to two Local Partnerships, Frenchman's Wharf I and Shallowford Oaks. The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money note. The purchase money notes, which are nonrecourse to the Partnership, are secured by the Partnership's interest in the respective Local Partnerships. The total amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $8.017 million, respectively, as of September 30, 2000, and $4.479 million and $7.664 million, respectively, as of December 31, 1999. The Managing General Partner is hopeful that an extension of the purchase money notes' maturity dates can be negotiated with some but not all of the noteholders. It is possible, however, that the noteholders could refuse to negotiate or, even if extensions are obtained, that the underlying properties' values will be insufficient to pay off the purchase money notes at the time of sale or refinancing.

         The Partnership's inability to pay the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one or both of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. The noteholders with respect to Frenchman's Wharf I have already filed foreclosure lawsuits. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Frenchman's Wharf I or Shallowford Oaks during the nine month periods ended September 30, 2000 and 1999, and its aggregate share of income from these two Local Partnerships was $0 for the three month periods ended September 30, 2000 and 1999, respectively, and $0 for the nine month periods ended September 30, 2000 and 1999, respectively. See the notes to the financial statements for additional information concerning these purchase money notes.

         The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month periods ended September 30, 2000 and 1999, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the nine months ended September 30, 2000 due to proceeds received from the sale of the Winthrop Beach Associates property (Winthrop Beach), as discussed in the notes to the financial statements, and as the receipt of distributions from partnerships was in excess of net cash used in operating activities.

                              RESULTS OF OPERATIONS

         The Partnership's net income for the three month period ended September 30, 2000 decreased from the corresponding period in 1999 due to a decrease in share of income from partnerships as the result of lower distributions received from two properties, and of the exclusion from share of income in 2000 of the operating results at two properties which had accumulated unallowable losses. Offsetting the decrease in net income was an increase in interest income due to higher cash and cash equivalent balances and higher interest rates in 2000.

         The Partnership's net income for the nine month period ended September 30, 2000 increased from the corresponding period in 1999 primarily due to gain on disposition of investment in partnership related to the sale of the Winthrop Beach property in March 2000. Contributing to the increase in net income was an increase in interest income as discussed above. Offsetting the increase in the Partnership's net income was a decrease in share of income from partnerships, also as discussed above.

         For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2000, did not include losses of $133,803 and $401,410, respectively, compared to excluded losses of $250,900 and $752,704 for the three and nine month periods ended September 30, 1999, respectively.

         No other significant changes in the Partnership's operations have taken place during this period.


PART II. OTHER INFORMATION
Item 3.  Defaults upon Senior Securities

         See Note 2.a. of the notes to financial statements contained in Part I,
Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.

PART II. OTHER INFORMATION
Item 5.  Other Information

     a. On October 2, 2000, Equity Resource Lexington Fund (Lexington) initiated an unregistered tender offer to purchase approximately 1,200 of the outstanding units of additional limited partnership interest (Units) in the Partnership at a price of $20 per Unit; the offer expired November 2, 2000. Lexington is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Lexington and does not necessarily represent the fair value of each Unit. There is no established market for the purchase and sale of Units in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units in the Partnership.

     b. On October 17, 2000, the Partnership made a cash distribution of $247,670 ($10.00 per Unit) to Additional Limited Partners, to holders of record as of September 30, 2000. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships, and from the sale of Winthrop Beach in March 2000.


Item 6.  Exhibits and Reports on Form 8-K

     a.   None

     b. No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2000.

         All other items are not applicable.

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAPITAL REALTY INVESTORS, LTD.
                                   ---------------------------------------------
                                   (Registrant)

                                   by:  C.R.I., INC.
                                        ----------------------------------------
                                        Managing General Partner




NOVEMBER 3, 2000                        by:  /S/ MICHAEL J. TUSZKA
----------------                             -----------------------------------
DATE                                         Michael J. Tuszka
                                             Vice President
                                               and Chief Accounting Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT                                                  METHOD OF FILING
------                                         --------------------------------

27               Financial Data Schedule         Filed herewith electronically