Form 10KSB
period 2000-12-31
CAPITAL REALTY INVESTORS LTD
filed 2001-03-22
CIK 354521

--------------------------------------------------------------------------------



                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------



                                   FORM 10-KSB


                               ------------------



                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


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

                                 (301) 468-9200


                               ------------------



               Securities registered pursuant to Section 12(g) of
                                    the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST


                               ------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,332,385.

The units of limited partnership interest of the registrant are not traded in any market. Therefore, the units of limited partnership interest had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                         CAPITAL REALTY INVESTORS, LTD.

                        2000 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                           PAGE


                                     PART I

Item 1.  Business.......................................................    I-1
Item 2.  Properties.....................................................    I-5
Item 3.  Legal Proceedings..............................................    I-5
Item 4.  Submission of Matters to a Vote of Security Holders............    I-5


                                     PART II


Item 5.  Market for the Registrant's Partnership Interests
            and Related Partnership Matters ............................   II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   II-2
Item 7.  Financial Statements...........................................   II-5
Item 8.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure......................   II-5


                                    PART III


Item 9.  Directors and Executive Officers of the Registrant.............  III-1
Item 10. Executive Compensation.........................................  III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management   III-2
Item 12. Certain Relationships and Related Transactions.................  III-3
Item 13. Exhibits and Reports on Form 8-K...............................  III-3

Signatures..............................................................  III-5

Financial Statements...................................................   III-8

                                     PART I


ITEM 1.  BUSINESS
         --------

     Capital Realty Investors, Ltd. (the Partnership) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981. On December 31, 1981, the Partnership commenced offering 30,000 units of limited partnership interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner & Smith, Incorporated. The Partnership closed the offering on December 31, 1982 when 24,837 units of limited partnership interest became fully subscribed. As of December 31, 2000, 70 units of limited partnership interest have been abandoned.

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 18 Local Partnerships. As of December 31, 2000, the Partnership had investments in 16 Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

           (i)    preserve and protect the Partnership's capital;
          (ii) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners may use to offset income from other sources;
         (iii) provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness on the apartment complexes; and
          (iv) provide cash distributions from sale or refinancing of the Partnership's investments and, on a limited basis, from rental operations.

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage loans and applicable mortgage insurance and/or subsidies, and remained as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the projects. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes. In the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in these Local Partnerships. As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnerships.

                                     PART I

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

                                     PART I

         --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2000, follows.


                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                    IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1)

                                                                                                        Units        Expiration
                            Mortgage                                                                Authorized for       of
 Name and Location         Payable at            Financed and/or Insured            Number of        Rental Asst.     Section 8
OF APARTMENT COMPLEX      12/31/00 (2)           AND/OR SUBSIDIZED UNDER           RENTAL UNITS      UNDER SEC. 8    HAP CONTRACT
--------------------      ------------        -----------------------------        ------------     --------------   ------------
Baltic Plaza              $ 7,259,281         New Jersey Housing and                    169              168         02/10/13
 Atlantic City, NJ                             Mortgage Finance Agency

Capitol Commons             6,405,744         Michigan State Housing                    200              200         05/31/02
 Lansing, MI                                   Development Authority

Chestnut                    2,349,749         California Housing                         90               88         01/13/13
 Fresno, CA                                    Finance Agency

Court Place                 6,128,140         Illinois Housing                          160              160         02/01/13
 Pekin, IL                                     Development Authority (IHDA)

Frederick Heights           2,899,545         Section 221(d)(4) of the                  156                0           N/A
 Frederick, MD                                 National Housing Act (NHA)

Frenchman's Wharf I         6,499,180         Section 221(d)(4)                         320               31         03/31/01 (4)
 New Orleans, LA                               of the NHA

Hillview Terrace            2,398,540         Rural Economic Community                  125              115         10/01/01
 Traverse City, MI                             Development (RECD)

Lihue Gardens               2,733,330         RECD                                       58               58         02/22/03
 Lihue, Kauai, HI

Linden Place                9,336,631         IHDA                                      190              190         01/01/22
 Arlington Heights, IL

New Sharon Woods Apts.      2,453,413         Federal Housing Administration             50               50         12/31/04
 Deptford, NJ                                  (FHA)

Park Glen                   5,172,131         IHDA                                      125              125         08/01/23
 Taylorville, IL

Shallowford Oaks            5,838,177         FHA                                       204               41         07/08/01
 Chamblee, GA

Sundance Apts.              2,373,383         Government National Mortgage               60               60         05/07/02
 Bakersfield, CA                               Association/FHA

Tandem Townhouses           1,337,884         Pennsylvania Housing                       48               47         08/28/12
 Fairview Borough, PA                          Finance Agency

Warner House                1,953,571         Section 221(d)(4) of the NHA               60               60         09/01/01
 Warren, OH

Westwood Village            1,403,729         Connecticut Housing Finance                48               48         02/01/12
 New Haven, CT                                 Authority
                          -----------                                              --------           ------
Totals 16                 $66,542,428                                                 2,063            1,441
                          ===========                                              ========           ======


                                     PART I

         --------

                                SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS IN WHICH
                                   CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1) - Continued


                                                                                     Average Effective Annual
                                      Units Occupied As                                   Rental Per Unit
                                  Percentage of Total Units                            for the Years Ended
 Name and Location                    AS OF DECEMBER 31,                                     DECEMBER 31,
                              ----------------------------------      -------------------------------------------------------
OF APARTMENT COMPLEX          2000   1999    1998    1997   1996        2000        1999        1998        1997       1996
--------------------          ----   ----    ----    ----   ----      --------    --------    --------    --------   --------
Baltic Plaza                  100%   100%     99%     97%    100%     $ 13,110    $ 13,212    $ 13,014    $ 12,981   $ 13,143
 Atlantic City, NJ

Capitol Commons                92%    97%     96%     94%    98%         9,208       9,479       9,464       9,340      9,451
 Lansing, MI

Chestnut                       99%    97%     98%     98%    98%         7,573       7,451       7,523       7,459      7,580
 Fresno, CA

Court Place                   100%    98%    100%    100%   100%        12,843      12,928      12,555      12,483     12,191
 Pekin, IL

Frederick Heights              99%    99%     97%     96%    96%         8,195       7,677       7,360       7,164      6,983
 Frederick, MD

Frenchman's Wharf I            95%    94%     88%     91%    89%         4,899       4,753       4,514       4,499      4,403
 New Orleans, LA

Hillview Terrace               98%   100%     99%    100%    99%         3,891       2,757       2,759       2,752      3,930
 Traverse City, MI

Lihue Gardens                 100%   100%    100%     95%   100%        10,799      10,657      10,792      11,139     11,359
 Lihue, Kauai, HI

Linden Place                  100%    99%    100%    100%    99%        14,661      14,256      13,944      13,246     12,880
 Arlington Heights, IL

New Sharon Woods Apts.         95%    96%     90%    100%   100%        11,409      11,882      11,401      11,826     11,805
 Deptford, NJ

Park Glen                     100%    99%    100%    100%   100%         9,700       9,744       9,535       9,415      9,303
 Taylorville, IL

Shallowford Oaks               99%    99%     99%     99%    95%         7,932       7,663       7,379       7,162      7,002
 Chamblee, GA

Sundance Apts.                100%   100%    100%    100%   100%         8,355       8,305       8,365       8,559      8,390
 Bakersfield, CA

Tandem Townhouses             100%   100%    100%    100%   100%         9,248       9,240       9,289       9,223      8,859
 Fairview Borough, PA

Warner House                   97%    99%    100%    100%    98%         7,631       7,457       7,635       7,624      7,584
 Warren, OH

Westwood Village               95%    98%    100%     98%    96%        11,378      11,544      11,416      11,217     11,017
 New Haven, CT
                              ---    ---     ---     ---    ---       --------    --------    --------    --------   --------

Totals (3) 16                  98%    98%     98%     98%    98%      $  9,427    $  9,313    $  9,184    $  9,131   $  9,118
                              ===    ===     ===     ===    ===       ========    ========    ========    ========   ========


(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2000.
(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.
(4) The Section 8 HAP Contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.

                                     PART I

         --------

     On March 23, 2000, Winthrop Beach was sold. See the notes to the financial statements for additional information concerning this sale.

     On January 12, 2001, a contract for the sale of Frenchman's Wharf I was signed. See the notes to the financial statements for additional information concerning this contract for sale.


ITEM 2.  PROPERTIES
         ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors, Ltd. indirectly holds an interest in the underlying real estate. See Part I, Item 1 for information concerning these properties.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     There are no material pending legal proceedings to which the Partnership is a party, other than as discussed in Note 2.a. to the financial statements contained in Part III.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
         -----------------------------------------------------
           RELATED PARTNERSHIP MATTERS
           ---------------------------

     (a) There is no established market for the purchase and sale of interests in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

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

          During 2001, a number of investors sold their Units in the Partnership to other investors, as a result of the unregistered tender offer made by Lexington. If more than 5% of the total outstanding Units in the Partnership are transferred in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through January 17, 2001, the Partnership received sale transfer requests for approximately 4.7% of outstanding Units. Accordingly, to remain within the 5% safe harbor, effective January 18, 2001, the General Partner of the Partnership halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions are not being recognized by the Partnership between January 18, 2001 and December 31, 2001.

          The Managing General Partner has not expressed, and does not express, any opinion and remains neutral toward any offer for the purchase of Units such as that described above.

     (b) As of March 22, 2001, there were approximately 1,600 registered holders of Units in the Partnership.

     (c) On October 17, 2000, the Partnership made a cash distribution of $247,670 ($10.00 per Unit) to Additional Limited Partners, to holders of record as of September 30, 2000. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships, and from the sale of Winthrop Beach in March 2000. No distribution was declared or paid by the Partnership during 1999.

          The Partnership received distributions of $500,663 and $593,125 from Local Partnerships during 2000 and 1999, respectively. Some of the Local Partnerships operate under restrictions imposed by the pertinent governmental agencies that limit the cash return available to the Partnership.

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

     The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties through the Partnership's investment in local limited partnerships. Regulatory restrictions on cash distributions from the properties limited the original projections of annual cash distributions from property operations.

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986, which virtually eliminated many of the incentives for the new construction or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, the Managing General Partner continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible, thereby potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

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

                                     PART II


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS - Continued
           -----------------------------------

     Lake Properties Limited Partnership (Frenchman's Wharf I), Traverse City Elderly Limited Partnership (Hillview Terrace), ARA Associates-Shangri-La Ltd. (Shallowford Oaks), and Warner Housing Partnership (Warner House) have Section 8 HAP contracts covering 10%, 92%, 20%, and 100%, respectively, of their apartment units, which contracts expire during 2001. A Section 8 HAP contract provides rental subsidies to a property owner for units occupied by low income tenants. If a HAP contract is not extended, there would likely be a temporary increase in vacancy during the 6 to 12 months after expiration and an accompanying reduction in rental revenue. As residents in the low-income units move out, the units would be made available to market-rate residents.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units which are generally regulated by the Department of Housing and Urban Development (HUD) (the state housing agencies, RECD and HUD, collectively, the Agencies). These Section 8 HAP contracts begin to expire, or have been extended to expire, in 2001. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow the mortgage prepayment or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of these financing Agencies to assess how these Agencies will deal with expiring Section 8 HAP contracts and what impact these Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of December 31, 2000, the Partnership's remaining investment in Local Partnerships with Section 8 HAP contracts expiring in the year 2001 was $0.

     Sales of properties with state Agency or RECD financing will be extremely difficult. Since the Agencies are unlikely to allow mortgage prepayment and/or sale for a conversion to market rate housing, prospective buyers are generally limited to tax credit buyers or not-for-profit organizations. Generally, purchase offers received from these organizations tend to be much lower per apartment unit than those from profit-motivated companies.

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

                          FINANCIAL CONDITION/LIQUIDITY
                          -----------------------------

     As of December 31, 2000, the Partnership had approximately 1,700 investors who subscribed to a total of 24,837 units of limited partnership interest in the original amount of $24,837,000. The Partnership originally made investments in 18 Local Partnerships, of which 16 remain at December 31, 2000. The Partnership's liquidity, with unrestricted cash resources of $3,521,455 as of December 31, 2000, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 22, 2001, there were no material commitments for capital expenditures.

     During 2000 and 1999, the Partnership received cash distributions of $500,663 and $593,125, respectively, from the Local Partnerships.

                                     PART II


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS - Continued
           -----------------------------------

     The Partnership is the maker of purchase money notes which have matured and have not been paid with respect to two Local Partnerships, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks). The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money note. The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. The total amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $8.134 million, respectively, as of December 31, 2000, and $4.479 million and $7.664 million, respectively, as of December 31, 1999.

     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one or both of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. The noteholders with respect to Frenchman's Wharf I have already filed foreclosure lawsuits. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Frenchman's Wharf I or Shallowford Oaks during the years ended December 31, 2000 and 1999, nor was there any income or loss from these two Local Partnerships included in share of income from partnerships in the statements of operations for the years then ended. See the notes to the financial statements for additional information concerning these purchase money notes.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the years ended December 31, 2000 and 1999, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during 2000 due to proceeds received from the sale of the Winthrop Beach Associates property (Winthrop Beach), as discussed in the notes to the financial statements, and as the receipt of distributions from partnerships was in excess of net cash used in operating activities and cash distributed to additional limited partners.

                              RESULTS OF OPERATIONS
                              ---------------------

2000 VERSUS 1999
----------------

     The Partnership's net income for the year ended December 31, 2000 increased from the corresponding period in 1999 primarily due to gain on disposition of investment in partnership

                                     PART II
                                     -------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS - Continued
           -----------------------------------

related to the sale of the Winthrop Beach property in March 2000. Contributing to the increase in net income was an increase in interest income due to higher cash and cash equivalent balances and higher interest rates in 2000. Offsetting the increase in the Partnership's net income were a decrease in share of income from partnerships as a result of lower operating income at two properties, an increase in professional fees related to an increase in the cost of audit services, and an increase in general and administrative expenses, primarily due to higher reimbursed payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2000 and 1999 did not include losses of $475,499 and $586,110, respectively. The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnership's are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $116,158 and $315,213, received from five and nine Local Partnerships during 2000 and 1999, respectively, are included in share of income from partnerships because these amounts were in excess of the Partnership's investment.

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

     The combined rental revenues of the Partnership's remaining 16 properties for the five years ended December 31, 2000, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2000 and in prior years.


                                                     FOR THE YEARS ENDED DECEMBER 31,
                       ----------------------------------------------------------------------------------------------------
                          2000                  1999                  1998                  1997                   1996
                       -----------           -----------           -----------           -----------           ------------
Combined Rental
  Revenue              $18,888,145           $18,575,914           $18,211,811           $17,975,599           $17,933,898

Annual Percentage
  Increase                            1.7%                  2.0%                  1.3%                   0.2%


ITEM 7.  FINANCIAL STATEMENTS
         --------------------

     The information required by this item is contained in Part III.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
           ACCOUNTING AND FINANCIAL DISCLOSURE
           -----------------------------------

     None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         (a) and (b)

               The   Partnership  has  no  directors,   executive   officers  or
               significant employees of its own.

         (a) and (b)

               The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, follow.

William B. Dockser, 64, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 54, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Susan R. Campbell, 42, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 45, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (c) There is no family relationship between any of the foregoing directors and executive officers.

     (d)  Involvement in certain legal proceedings.

          None.

                                      III-1

                                    PART III


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

          (a), (b), (c), (d), (e), (f), (g), and (h)

               The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is incorporated herein by reference to Notes 3 and 4 of the notes to financial statements contained in Part III.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ---------------------------------------------------
           MANAGEMENT
           ----------

          (a) Security ownership of certain beneficial owners.

               The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partnership interest (Units) at March 22, 2001.

                   Name and Address                Amount and Nature        % of total
                  OF BENEFICIAL OWNER           OF BENEFICIAL OWNERSHIP    UNITS ISSUED
                  -------------------           -----------------------    ------------
                  Equity Resources Group,              1,542 Units            6.2%
                      Incorporated, et. al.
                  14 Story Street
                  Cambridge, MA 02138

          (b) Security ownership of management.

               The following table sets forth certain information concerning all Units beneficially owned, as of March 22, 2001, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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

                                      III-2

                                    PART III


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         (a) and (b)

               Transactions with management and others.

               The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI. Item 10 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference. Note 3 of the notes to financial statements contained in Part III, which contains disclosure of related party transactions, is also incorporated herein by reference.

          (c)  Certain business relationships.

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

               a. Amended Certificate and Limited Partnership Agreement of Capital Realty Investors, Ltd. (Incorporated by reference to Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated December 4, 1981.)

               Exhibit No. 10 - Material Contracts.

               a. Management Services Agreement between CRI and Capital Realty Investors, Ltd. (Incorporated by reference to Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated December 4, 1981.)

                                      III-3

                                    PART III

         --------------------------------

               Exhibit No. 99 - Additional Exhibits.

               a. Prospectus of the Partnership, dated December 31, 1981. (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated December 4, 1981.)

          (b)  REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 2000.



                                      III-4

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CAPITAL REALTY INVESTORS, LTD.
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., INC.
                                       -----------------------------------------
                                       Managing General Partner




MARCH 22, 2001                         by:  /S/ WILLIAM B. DOCKSER
--------------                              ------------------------------------
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


MARCH 22, 2001                          by:  /S/ H. WILLIAM WILLOUGHBY
--------------                               -----------------------------------
DATE                                         H. William Willoughby,
                                               Director, President,
                                               and Secretary




MARCH 22, 2001                           by: /S/ MICHAEL J. TUSZKA
--------------                               -----------------------------------
DATE                                         Michael J. Tuszka,
                                               Vice President
                                               and Chief Accounting Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)


                                      III-5

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



To the Partners
Capital Realty Investors, Ltd.

     We have audited the balance sheets of Capital Realty Investors, Ltd. (a District of Columbia limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $1,011,418 and
$1,056,190 of income in 2000 and 1999, respectively, included in the Partnership's net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd. as of December 31, 2000 and 1999 and the results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.


                                                     Grant Thornton LLP


Vienna, VA
March 16, 2001

                                      III-6

               REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           LOCAL PARTNERSHIPS IN WHICH

                         CAPITAL REALTY INVESTORS, LTD.

                                  HAS INVESTED*





*    The  reports  of   independent   certified   public   accountants  -  Local
     Partnerships in which Capital Realty Investors, Ltd. has invested were filed in paper format under Form SE on March 22, 2001, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted January 5, 2001.

                                      III-7

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS


                                     ASSETS


                                                                                               DECEMBER 31,
                                                                                      ----------------------------
                                                                                          2000            1999
                                                                                      ------------    ------------
Investments in and advances to partnerships .......................................   $  3,910,073    $  3,265,726
Investment in partnerships held for sale ..........................................        144,293          15,439
Cash and cash equivalents .........................................................      3,521,455       2,711,200
Restricted cash equivalents .......................................................           --           140,000
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $301,244 and $384,432, respectively ..........        356,825         513,960
Property purchase costs,
  net of accumulated amortization of $95,108 and $97,035, respectively ............        111,811         127,032
Other assets ......................................................................          1,407             778
                                                                                      ------------    ------------

      Total assets ................................................................   $  8,045,864    $  6,774,135
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  4,478,800    $  4,478,800
Accrued interest payable ..........................................................      8,134,169       7,663,972
Accounts payable and accrued expenses .............................................         86,759          93,514
                                                                                      ------------    ------------

      Total liabilities ...........................................................     12,699,728      12,236,286
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (1,243,772)       (996,102)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................    (25,571,571)    (26,627,528)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (4,653,864)     (5,462,151)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $  8,045,864    $  6,774,135
                                                                                      ============    ============


                     The accompanying notes are an integral
                       part of these financial statements.

                                      III-8

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                                                           For the years ended
                                                               DECEMBER 31,
                                                       -----------------------------
                                                          2000              1999
                                                       -----------       -----------
Share of income from partnerships                      $ 1,127,576       $ 1,288,874
                                                       -----------       -----------

Other revenue and expenses:

  Revenue:
    Interest and other income                              204,809           141,103
                                                       -----------       -----------

  Expenses:
    Interest                                               470,197           470,196
    Management fee                                          95,208            95,208
    General and administrative                             135,131           128,627
    Professional fees                                       75,679            64,642
    Amortization of deferred costs                          28,063            28,725
                                                       -----------       -----------

                                                           804,278           787,398
                                                       -----------       -----------

      Total other revenue and expenses                    (599,469)         (646,295)
                                                       -----------       -----------

Income before gain on disposition
  of investment in partnership                             528,107           642,579

Gain on disposition of investment in partnership           527,850                --
                                                       -----------       -----------

Net income                                             $ 1,055,957       $   642,579
                                                       ===========       ===========


Net income allocated to General Partners (3%)          $    31,679       $    19,277
                                                       ===========       ===========


Net income allocated to Limited Partners (97%)         $ 1,024,278       $   623,302
                                                       ===========       ===========

Net income per unit of Limited Partnership Interest
  based on 24,767 units outstanding                    $     41.36       $     25.17
                                                       ===========       ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                                      III-9

                         CAPITAL REALTY INVESTORS, LTD.

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT



                                        General      Limited
                                        PARTNERS     PARTNERS         TOTAL
                                        ---------   -----------    -----------

Partners' deficit, January 1, 1999      $(819,466)  $(5,285,264)   $(6,104,730)

  Net income                               19,277       623,302        642,579
                                        ---------   -----------    -----------

Partners' deficit, December 31, 1999     (800,189)   (4,661,962)    (5,462,151)

  Net income                               31,679     1,024,278      1,055,957

  Distribution of $10.00 per unit of
    Limited Partnership Interest               --      (247,670)      (247,670)
                                        ---------   -----------    -----------

Partners' deficit, December 31, 2000    $(768,510)  $(3,885,354)   $(4,653,864)
                                        =========   ===========    ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                                     III-10

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS


                                                                                      For the years ended
                                                                                          DECEMBER 31,
                                                                                  --------------------------
                                                                                      2000           1999
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $ 1,055,957    $   642,579

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................    (1,127,576)    (1,288,874)
    Amortization of deferred costs ............................................        28,063         28,725
    Gain on disposition of investment in partnership ..........................      (527,850)          --

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships .....        (6,137)        (6,135)
      (Increase) decrease in other assets .....................................          (629)           891
      Increase in accrued interest payable ....................................       470,197        470,196
      (Decrease) increase in accounts payable and accrued expenses ............        (6,755)         9,709
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (114,730)      (142,909)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................       500,663        593,125
  Proceeds from disposition of investment in partnership ......................       543,289           --
  Release of investment held in escrow ........................................       140,000           --
  Advances made to local partnerships .........................................       (11,825)       (57,318)
  Collection of advances made to local partnerships ...........................           528           --
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................     1,172,655        535,807
                                                                                  -----------    -----------

Cash flow from financing activities:
  Distribution to Additional Limited Partners .................................      (247,670)          --
                                                                                  -----------    -----------

Net increase in cash and cash equivalents .....................................       810,255        392,898

Cash and cash equivalents, beginning of year ..................................     2,711,200      2,318,302
                                                                                  -----------    -----------

Cash and cash equivalents, end of year ........................................   $ 3,521,455    $ 2,711,200
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

          c.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS
               -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2000 and 1999, the Partnership's share of cumulative losses of eight and nine of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $8,430,339 and $8,965,422, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. As of December 31, 2000 and 1999, cumulative cash distributions of $2,975,173 and $2,859,015, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

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

                                     III-12

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     d.   INVESTMENT IN PARTNERSHIPS HELD FOR SALE
          ----------------------------------------

          On January 12, 2001, the Local Partnership entered into a contract to sell Frenchman's Wharf I, as discussed in Note 2.d. The Partnership's investment in this Local Partnership was classified as an investment in partnerships held for sale in the accompanying balance sheet at December 31, 2000. On March 23, 2000, Winthrop Beach sold its property, as discussed in Note 2.d. Accordingly, the Partnership's investment in this Local Partnership was classified as an investment in partnerships held for sale in the accompanying balance sheet at December 31, 1999. Assets held for sale are not recorded in excess of their estimated net realizable value.

     e.   CASH AND CASH EQUIVALENTS
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits, repurchase agreements and commercial paper with original maturities of three months or less.

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

     i.   FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2000, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   DUE ON INVESTMENTS IN PARTNERSHIPS AND ACCRUED INTEREST PAYABLE
          ---------------------------------------------------------------

          As of December 31, 2000 and 1999, the Partnership held limited partner interests in 16 and 17 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships were as follows.

                                                    DECEMBER 31,
                                       -----------------------------------
                                           2000                   1999
                                       -----------             -----------

      Purchase money notes due in:
        1997                           $   700,000             $   700,000
        1998                             3,778,800               3,778,800
                                       -----------             -----------

               Subtotal                  4,478,800               4,478,800
                                       -----------             -----------

      Accrued interest payable           8,134,169               7,663,972
                                       -----------             -----------

               Total                   $12,612,969             $12,142,772
                                       ===========             ===========


          The purchase money notes have stated interest rates ranging from 7.25% to 11.10%. The purchase money notes are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

          The Partnership's inability to pay the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one or both of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. The noteholders with respect to Frenchman's Wharf I have already filed foreclosure lawsuits. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the

                                     III-14

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Frenchman's Wharf I or Shallowford Oaks during the years ended December 31, 2000 and 1999, nor was there any income or loss from these two Local Partnerships included in share of income from partnerships in the statements of operations for the years then ended. See further discussion of these purchase money notes, below.

          Interest expense on the Partnership's purchase money notes for the year ended December 31, 2000 and 1999 was $470,197 and $470,196, respectively. The accrued interest payable on the purchase money notes of $8,134,169 and $7,663,972 as of December 31, 2000 and 1999, respectively, is currently due because all the notes have matured.

                               FRENCHMAN'S WHARF I
                               -------------------

          The Partnership defaulted on its purchase money notes related to Lake Properties Limited Partnership (Frenchman's Wharf I) on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,778,800 and $6,086,253, respectively. As of March 22, 2001, principal and accrued interest of $3,778,800 and $7,263,002, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature on June 1, 1998. The Partnership requested another extension of the maturity date of the purchase money notes until May 2000, to be coterminous with the expiration of the Local Partnership's provisional workout agreement (PWA) with HUD related to its mortgage loan. The purchase money noteholders initiated two separate foreclosure proceedings in two states. One group of plaintiffs has indicated it would be willing to stay its action until the end of the forbearance period with the Local Partnership's lender, so long as the plaintiff in the other lawsuit does the same, but to date there has been no agreement with that noteholder other than a brief continuance. The Partnership has retained local counsel and intends to move to dismiss the later filed suit and consolidate it with the pending suit in the state where the property is located. However, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I.

          In 1996, HUD sold the mortgage loan to the same lender as Shallowford Oaks (see discussion concerning Shallowford Oaks, below). The previously agreed-to Provisional Workout Agreement with HUD expired in May 2000. On May 31, 2000, the local managing general partner obtained a forbearance agreement from the lender which expires March 31, 2001. The forbearance agreement allows for the discounted payoff of the mortgage loan. In January 2001, the Local Partnership entered into a contract to sell this property with the adjacent property (not a Partnership investment) for a combined price of $15.2 million. Unless the sale can be consummated within the forbearance period, it appears likely that the first mortgage lender will obtain the Frenchman's Wharf real estate through deed-in-lieu of foreclosure on or after March 31, 2001.

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

          Due to the impending sale of the property related to the Partnership's investment in Frenchman's Wharf I, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $144,293 as of December 31, 2000, have been reclassified to investment in partnership held for sale in the accompanying balance sheet at December 31, 2000.

                                SHALLOWFORD OAKS
                                ----------------

          The Partnership defaulted on its purchase money note relating to ARA Associates- Shangri-La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of March 22,
     2001, principal and accrued interest of $700,000 and $975,512, respectively, were due. The Managing General Partner proposed to extend the maturity date of the note until November 2001, coterminous with the expiration of the Local Partnership's PWA related to its mortgage loan which matures in November 2001. As of March 22, 2001, there had been no response from the noteholders. There is no assurance that any agreement for an extension will be reached with the noteholders.

          In addition, Shallowford Oaks' mortgage lender filed notice on November 3, 1997 accelerating the maturity of the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the PWA with the lender's predecessor, HUD. Subsequently, the local managing general partner filed an action to enjoin the attempted foreclosure. The court entered an order for equitable relief in Shallowford's favor on November 12, 1998. The lender filed a motion for a new trial and a motion to alter or amend judgment in December 1998. The court denied the lender's motions by order dated March 24, 1999. Subsequently, the lender filed an appeal to the order for equitable relief, and oral arguments were held on October 13, 1999. In February 2000, the Partnership received written notification of the court's ruling in its favor. In connection with the mortgage lender's attempt to foreclose on Shallowford Oaks, the Partnership filed a countersuit against the mortgage lender. On October 6, 2000, the court of jurisdiction heard the mortgage lender's motion for dismissal of the countersuit. As of March 22, 2001, there has been no ruling on the motion. For the years ended December 31, 2000 and 1999, the Partnership advanced Shallowford Oaks $11,298 (net) and $57,318, respectively, for legal costs.

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


                                     III-16

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     b.   INTERESTS  IN  PROFITS,  LOSSES AND CASH  DISTRIBUTIONS  MADE BY LOCAL
          ----------------------------------------------------------------------
            PARTNERSHIPS
            ------------

          The Partnership has a 74.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2000 and 1999, the Partnership received cash distributions from the rental operations of the Local Partnerships of $500,663 and $593,125, respectively. As of both December 31, 2000 and 1999, 13 of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amount of $2,392,441 and $2,978,040, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

          Upon sale or refinancing of a property owned by a Local Partnership, or upon the liquidation of a Local Partnership, the proceeds from such sale, refinancing or liquidation shall be distributed in accordance with the respective provisions of each Local Partnership's partnership agreement. In accordance with such provisions, the Partnership would receive from such proceeds its respective percentage interest of any remaining proceeds, after payment of (i) all debts and liabilities of the Local Partnership and certain other items, (ii) the Partnership's capital contributions plus certain specified amounts as outlined in each partnership agreement, and (iii) certain special distributions to general partners and related entities of the Local Partnership.

     c.   ADVANCES TO LOCAL PARTNERSHIPS
          ------------------------------

                               FRENCHMAN'S WHARF I
                               -------------------

          To cover operating deficits incurred in prior years for Frenchman's Wharf I, the Partnership advanced funds totaling $305,398 as of both December 31, 2000 and 1999. No advances have been made to Frenchman's Wharf I since March 1987, and the Partnership does not expect to advance any additional funds to the Local Partnership. These loans, together with accrued interest of $183,102 as of both December 31, 2000 and 1999, are payable from cash flow of Frenchman's Wharf I after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. No interest has been accrued since 1992 due to the uncertainty of future collection. There is no assurance that the Local Partnership, upon expiration of the forbearance agreement with its mortgage lender on March 31, 2001, will be able to repay the loans in accordance with the terms thereof. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

                                     III-17

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                SHALLOWFORD OAKS
                                ----------------

          On November 23, 1994, the Partnership advanced $72,195 to Shallowford Oaks to help repay the Local Partnership's outstanding obligations related to its mortgage loan. This loan, together with accrued interest of $37,467 and $31,331 as of December 31, 2000 and 1999, respectively, is payable from cash flow of Shallowford Oaks after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the related purchase money note. The Partnership advanced additional amounts of $11,825, $57,318, and $106,212 during the years ended December 31, 2000, 1999 and 1998, respectively, to Shallowford Oaks to help fund legal expenses relating to the Shallowford litigation. Due to the non-payment of the purchase money note when due, as discussed above, it is probable that the Partnership will not receive any repayment of its loans. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years. See Note 2.a., above, concerning the potential foreclosure on the real estate in early 2001.

     d.   PROPERTY MATTERS

                               FRENCHMAN'S WHARF I
                               -------------------

          The report of the auditors on the financial statements of Frenchman's Wharf I for the year ended December 31, 2000 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its Section 8 Rental Housing Assistance Payments
     (HAP) contract with HUD. The HAP contract has been extended to March 31, 2001. See Note 2.a., above, concerning the potential foreclosure on the real estate in early 2001.

                                 WINTHROP BEACH
                                 --------------

          On March 23, 2000, Winthrop Beach Associates (Winthrop Beach) sold its property. The sale resulted in a financial statement gain of $527,850, and an estimated federal tax gain of $1.4 million.

     e.   AFFORDABLE HOUSING LEGISLATION
          ------------------------------

          Lake Properties Limited Partnership (Frenchman's Wharf I), Traverse City Elderly Limited Partnership (Hillview Terrace), ARA Associates-Shangri-La Ltd. (Shallowford Oaks), and Warner Housing Partnership (Warner House) have Section 8 HAP contracts covering 10%, 92%, 20%, and 100%, respectively, of their apartment units, which contracts expire during 2001. A Section 8 HAP contract provides rental subsidies to a property owner for units occupied by low income tenants. If a HAP contract is not extended, there would likely be a temporary increase in vacancy during the 6 to 12 months after expiration and an accompanying reduction in rental revenue. As residents in the low- income units move out, the units would be made available to market-rate residents.

          Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units which are generally regulated by the Department of Housing and Urban Development (HUD) (the

                                     III-18

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     state housing agencies,  RECD and HUD, collectively,  the Agencies).  These
     Section 8 HAP contracts begin to expire, or have been extended to expire, in 2001. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow the mortgage prepayment or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of these financing Agencies to assess how these Agencies will deal with expiring Section 8 HAP contracts and what impact these Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of December 31, 2000, the Partnership's remaining investment in Local Partnerships with Section 8 HAP contracts expiring in the year 2001 was $0.

     f.   SUMMARIZED FINANCIAL INFORMATION
          --------------------------------

          Combined balance sheets and combined statements of operations for the 16 and 17 Local Partnerships in which the Partnership is invested as of December 31, 2000 and 1999, respectively, follow. The combined statement of operations for the year ended December 31, 2000, includes information for Winthrop Beach through the date of its sale.

                             COMBINED BALANCE SHEETS

                                                                     For the years ended
                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                     2000              1999
                                                                  -----------       -----------
     Rental property, at cost, net of accumulated depreciation
       of $57,487,272 and $55,195,378, respectively               $31,817,823       $34,902,249
     Land                                                           7,525,546         7,605,686
     Other assets                                                  18,668,381        17,421,264
                                                                  -----------       -----------

          Total assets                                            $58,011,750       $59,929,199
                                                                  ===========       ===========


     Mortgage notes payable                                       $66,542,428       $68,911,065
     Other liabilities                                              7,295,559         8,036,335
                                                                  -----------       -----------

          Total liabilities                                        73,837,987        76,947,400

     Partners' deficit                                            (15,826,237)      (17,018,201)
                                                                  -----------       -----------

          Total liabilities and partners' deficit                 $58,011,750       $59,929,199
                                                                  ===========       ===========



                                     III-19

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS


                                                   For the years ended
                                                       DECEMBER 31,
                                               ------------------------------
                                                   2000             1999
                                               -----------       -----------
          Revenue:
            Rental                             $18,942,509       $18,859,599
            Interest                               762,559           647,297
            Other                                  278,669           413,480
                                               -----------       -----------

              Total revenue                     19,983,737        19,920,376
                                               -----------       -----------

          Expenses:
            Operating                            9,530,893         9,396,165
            Interest                             6,194,270         6,323,999
            Depreciation                         3,333,160         3,355,890
            Amortization                            39,596            39,830
                                               -----------       -----------

              Total expenses                    19,097,919        19,115,884
                                               -----------       -----------

          Net income                           $   885,818       $   804,492
                                               ===========       ===========


     g.   RECONCILIATION OF THE LOCAL PARTNERSHIPS' FINANCIAL STATEMENT
          -------------------------------------------------------------
             NET INCOME TO TAXABLE INCOME
             ----------------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (i) certain revenue and the related assets are recorded when received rather than when earned; (ii) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (iii) a shorter life is used to compute depreciation on the property as permitted by Internal Revenue Service (IRS) Regulations. These returns are subject to examination and, therefore, possible adjustment by the IRS.

          A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income follows.

                                                                      For the years ended
                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     2000             1999
                                                                 -----------       ----------
          Financial statement net income                         $   885,818       $  804,492

          Adjustments:
            Additional book depreciation, net of depreciation
              on construction period expenses capitalized for
              financial statement purposes                         2,583,981        1,947,285

            Amortization for financial statement purposes
              not deducted for income tax purposes                    45,099          101,541

            Miscellaneous, net                                        (2,875)         288,836
                                                                 -----------       ----------

          Taxable income                                         $ 3,512,023       $3,142,154
                                                                 ===========       ==========


                                     III-20

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the interests in the Local Partnerships. The fee amounted to $993,480, which is equal to four percent of the Limited Partners' capital contributions to the Partnership. The acquisition fee was capitalized and is being amortized over a 40-year period using the straight-line method.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2000 and 1999, the Partnership paid $104,656 and $93,608, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The amount of the Management Fee shall be equal to 0.25% of invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:

     (i) First, on a monthly basis as an operating expense before any distributions to limited partners in an annual amount equal to $95,208; and

     (ii) Second, after distributions to the limited partners in the amount of one percent of the gross proceeds of the offering, the balance of such 0.25% of invested assets.

     For each of the years ended December 31, 2000 and 1999, the Partnership paid the Managing General Partner a Management Fee of $95,208.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates during 2000 or 1999.


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

                                     III-21

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

     (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliate; such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
     (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
     (iii)to the limited partners in the amount of their capital contributions without deduction for prior cash distributions other than prior distributions of proceeds from any sale or refinancing;
     (iv) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate to the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
     (v)  to the General Partners in the amount of their capital contributions;
     (vi) thereafter, for their services to the Partnership, in equal shares to certain general partners (or their designees), whether or not any is then a general partner, an aggregate fee of one percent of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such one percent fee was not paid to the General Partners or their designees; and,
     (vii)the remainder, 15% to the General Partner (or their assignees) and 85% to the limited partners (or their assignees)Fees payable to certain general partners (or their designees) under (vi) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or six percent of the sales price of the apartment properties.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such amounts were paid to the Managing General Partner and/or its affiliates during 2000 or 1999.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the limited partners and three percent to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On October 17, 2000, the Partnership made a cash distribution of $247,670 ($10.00 per Unit) to Additional Limited Partners, to holders of record as of September 30, 2000. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships, and from the sale of Winthrop Beach in March 2000. No distribution was declared or paid by the Partnership during 1999.

     As  defined  in  the  Partnership  Agreement,  after  the  payment  of  the distribution to Additional Limited Partners as described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2000 and 1999. The Managing General Partner has reserved all of the

                                     III-22

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

Partnership's undistributed cash for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to Local Partnerships.


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE INCOME

     For federal income tax purposes, the Partnership reports on a basis whereby: (i) certain expenses are amortized rather than expensed when incurred;
(ii) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (iii) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.g.), including losses in excess of related investment amounts. These returns are subject to examination and, therefore, possible adjustment by the IRS.A reconciliation of the Partnership's financial statement net income to taxable income follows.

                                                          For the years ended
                                                              DECEMBER 31,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------

Financial statement net income                         $1,055,957    $  642,579

Adjustments:
  Differences between taxable income and financial
    statement net income related to the Partnership's
    equity in the Local Partnerships' income            3,282,328     1,838,684

  Costs amortized over a shorter period for
    income tax purposes                                    37,017        28,326
                                                       ----------    ----------

Taxable income                                         $4,375,302    $2,509,589
                                                       ==========    ==========





                                      # # #

                                     III-23