Form 10QSB
period 2001-03-31
CAPITAL REALTY INVESTORS LTD
filed 2001-05-04
CIK 354521

--------------------------------------------------------------------------------





                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------



                                   FORM 10-QSB


                               ------------------



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001




                                                                           Page
                                                                           ----

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

           Balance Sheets
               - March 31, 2001 and December 31, 2000.....................    1

           Statements of Operations and Accumulated Losses
               - for the three months ended March 31, 2001 and 2000.......    2

           Statements of Cash Flows
               - for the three months ended March 31, 2001 and 2000.......    3

           Notes to Financial Statements
               - March 31, 2001 and 2000..................................    4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   10


Part II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities...................................   13

Item 5. Other Information.................................................   13

Item 6. Exhibits and Reports on Form 8-K..................................   13

Signature.................................................................   14

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS


                                     ASSETS


                                                                                        March 31,      December 31,
                                                                                          2001            2000
                                                                                      -------------   ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  4,019,722    $  3,910,073
Investment in partnership held for sale or transfer ...............................        144,293         144,293
Cash and cash equivalents .........................................................      3,618,308       3,521,455
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $305,357
  and $301,244, respectively ......................................................        352,712         356,825
Property purchase costs,
  net of accumulated amortization of $96,401
  and $95,108, respectively .......................................................        110,518         111,811
Other assets ......................................................................            897           1,407
                                                                                      ------------    ------------

      Total assets ................................................................   $  8,246,450    $  8,045,864
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  4,478,800    $  4,478,800
Accrued interest payable ..........................................................      8,251,718       8,134,169
Accounts payable and accrued expenses .............................................         54,522          86,759
                                                                                      ------------    ------------

      Total liabilities ...........................................................     12,785,040      12,699,728
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (1,243,772)     (1,243,772)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................    (25,456,297)    (25,571,571)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (4,538,590)     (4,653,864)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $  8,246,450    $  8,045,864
                                                                                      ============    ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)




                                                    For the three months ended
                                                             March 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------

Share of income from partnerships ..............   $    276,492    $    277,129
                                                   ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income ..................         45,167          39,052
                                                   ------------    ------------

  Expenses:
    Interest ...................................        117,549         117,550
    Management fee .............................         23,802          23,802
    General and administrative .................         37,740          33,841
    Professional fees ..........................         21,888          17,788
    Amortization of deferred costs .............          5,406           7,015
                                                   ------------    ------------

                                                        206,385         199,996
                                                   ------------    ------------

      Total other revenue and expenses .........       (161,218)       (160,944)
                                                   ------------    ------------


Income before gain on disposition
  of investment in partnership .................        115,274         116,185

Gain on disposition of investment in partnership           --           445,361
                                                   ------------    ------------

Net income .....................................        115,274         561,546

Accumulated losses, beginning of period ........    (25,571,571)    (26,627,528)
                                                   ------------    ------------

Accumulated losses, end of period ..............   $(25,456,297)   $(26,065,982)
                                                   ============    ============


Net income allocated to General Partners (3%) ..   $      3,458    $     16,846
                                                   ============    ============


Net income allocated to Limited Partners (97%) .   $    111,816    $    544,700
                                                   ============    ============


Net income per unit of Limited Partner Interest
  based on 24,767 units outstanding ............   $       4.51    $      21.99
                                                   ============    ============



                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the three months ended
                                                                                           March 31,
                                                                                  --------------------------
                                                                                     2001           2000
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $   115,274    $   561,546

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (276,492)      (277,129)
    Amortization of deferred costs ............................................         5,406          7,015
    Gain on disposition of investment in partnership ..........................          --         (445,361)

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships .....        (1,534)        (1,534)
      Decrease (increase) in other assets .....................................           510            (45)
      Increase in accrued interest payable ....................................       117,549        117,550
      Decrease in accounts payable and accrued expenses .......................       (32,237)       (40,905)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................       (71,524)       (78,863)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................       168,377        161,320
  Advances made to local partnerships .........................................          --             (150)
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................       168,377        161,170
                                                                                  -----------    -----------


Net increase in cash and cash equivalents .....................................        96,853         82,307

Cash and cash equivalents, beginning of period ................................     3,521,455      2,711,200
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 3,618,308    $ 2,793,507
                                                                                  ===========    ===========




                                             The   accompanying notes are an
                                                   integral part of these
                                                   financial statements.
                                                               -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of March 31, 2001, and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the interim period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2000.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

     The Partnership is the maker of purchase money notes which have matured and have not been paid with respect to two Local Partnerships, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks). The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money note. The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. The total amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $8.252 million, respectively, as of March 31, 2001, and $4.479 million and $8.134 million, respectively, as of December 31, 2000. It is possible that an extension of the purchase money notes' maturity dates can be negotiated with some but not all of the noteholders. However, noteholders could refuse to negotiate or, even if extensions are obtained, the underlying properties' values could be insufficient to pay off the purchase money notes at the time of sale or refinancing.

     The Partnership's inability to pay the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one or both of these Local Partnerships would not

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

have a material adverse impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. The noteholders with respect to Frenchman's Wharf I have already filed foreclosure lawsuits. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Frenchman's Wharf I or Shallowford Oaks during the three month periods ended March 31, 2001 and 2000, nor was there any income or loss from these two Local Partnerships included in share of income from partnerships in the statements of operations for the periods then ended. See further discussion of these purchase money notes, below.

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2001 and 2000 was $117,549, and $117,550, respectively. The accrued interest payable on the purchase money notes of $8,251,718 and $8,134,169 as of March 31, 2001 and December 31, 2000,
respectively, is currently due because all the notes have matured.

                               Frenchman's Wharf I


     The Partnership defaulted on its purchase money notes related to Lake Properties Limited Partnership (Frenchman's Wharf I) on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,778,800 and $6,086,253, respectively. As of May 4, 2001, principal and accrued interest of $3,778,800 and $7,312,416, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature on June 1, 1998. The Partnership requested another extension of the maturity date of the purchase money notes until May 2000, to be coterminous with the expiration of the Local Partnership's Provisional Workout Agreement (PWA) with the Department of Housing and Urban Development (HUD) related to its mortgage loan. The purchase money noteholders initiated two separate foreclosure proceedings in two states. One group of plaintiffs has indicated it would be willing to stay its action until the end of the forbearance period with the Local Partnership's lender, so long as the plaintiff in the other lawsuit does the same. To date there has been no formal agreement with that noteholder, but it has consented to several continuances. The Partnership has retained local counsel and intends to move to dismiss the later filed suit and consolidate it with the pending suit in the state where the property is located. However, there is no assurance that the Partnership will be able to retain its interest in Frenchman's Wharf I.

     In 1996, HUD sold the mortgage loan to the same lender as Shallowford Oaks (see discussion concerning Shallowford Oaks, below). The previously agreed-to PWA with HUD expired in May 2000. On May 31, 2000, the local managing general partner obtained a forbearance agreement from the lender which was to expire initially on March 31, 2001, but has been extended to May 10, 2001. The forbearance agreement allows for the discounted payoff of the mortgage loan. In January 2001, the Local Partnership entered into a contract to sell this

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

property with the adjacent property (not a Partnership investment) for a combined price of $15.2 million. It appears that the purchaser will not be able to consummate the purchase. However, the local managing general partner is exploring other sale and refinancing scenarios. Unless the necessary funds can be raised within the extended forbearance period, it appears likely that the first mortgage lender will obtain the Frenchman's Wharf I real estate through confessed judgement or deed-in-lieu of foreclosure, on or after May 10, 2001.

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

     Due to the impending sale of the property related to the Partnership's investment in Frenchman's Wharf I, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $144,293 as of both March 31, 2001 and December 31, 2000, have been reclassified to investment in partnership held for sale or transfer in the accompanying balance sheets.

                                Shallowford Oaks

     The Partnership defaulted on its purchase money note relating to ARA Associates-Shangri- La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. As of May 4, 2001, principal and accrued interest of $700,000 and $981,491, respectively, were due. The Managing General Partner proposed to extend the maturity date of the note until November 2001, coterminous with the expiration of the Local Partnership's PWA related to its mortgage loan. As of May 4, 2001, there had been no response from the noteholders. There is no assurance that any agreement for an extension will be reached with the noteholders.

     In addition, Shallowford Oaks' mortgage lender filed notice on November 3, 1997 accelerating the maturity of the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the PWA with the lender's predecessor, HUD. Subsequently, the local managing general partner filed an action to enjoin the attempted foreclosure. The court entered an order for equitable relief in Shallowford's favor on November 12, 1998. The lender filed a motion for a new trial and a motion to alter or amend judgment in December 1998. The court denied the lender's motions by order dated March 24, 1999. Subsequently, the lender filed an appeal to the order for equitable relief, and oral arguments were held on October 13, 1999. In February 2000, the Partnership received written notification of the court's ruling in its favor. In connection with the mortgage lender's attempt to foreclose on Shallowford Oaks, the Partnership filed a countersuit against the mortgage lender. On October 6, 2000, the court of jurisdiction heard the mortgage lender's motion for dismissal of the countersuit. As of May 4, 2001, there has been no ruling on the motion. For the three month

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

periods ended March 31, 2001 and 2000, the Partnership advanced Shallowford Oaks $0 and $150, respectively, for legal costs.

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

b.   Advances to Local Partnerships
     ------------------------------

     As of March 31, 2001 and December 31, 2000, the Partnership had advanced funds, including accrued interest, totaling $774,523 and $772,989 to Local Partnerships. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

c.   Property matters
     ----------------

                               Frenchman's Wharf I

     The report of the auditors on the financial statements of Frenchman's Wharf I for the year ended December 31, 2000 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to the Local Partnership's default on its mortgage loan and the expiration of its
Section 8 Rental Housing Assistance Payments (HAP) contract with HUD, which had been extended to March 31, 2001. See Note 2.a., above, concerning the potential foreclosure on the real estate in early 2001.

                                 Winthrop Beach

     On March 23, 2000, Winthrop Beach Associates (Winthrop Beach) sold its property. The sale resulted in a financial statement gain of $527,850, and an estimated federal tax gain of $1.4 million.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 16 Local Partnerships in which the Partnership was invested as of March 31, 2001 and 2000, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations for the three months ended March 31, 2000 include information for Winthrop Beach through the date of sale.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)



2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                     For the three months ended
                                                              March 31,
                                                     ---------------------------
                                                        2001             2000
                                                     ----------       ----------
Revenue:
  Rental .....................................       $4,722,039       $4,643,979
  Other ......................................          259,541          263,341
                                                     ----------       ----------

    Total revenue ............................        4,981,580        4,907,320
                                                     ----------       ----------

Expenses:
  Operating ..................................        2,365,414        2,285,227
  Interest ...................................        1,541,655        1,573,352
  Depreciation and amortization ..............          839,018          833,480
                                                     ----------       ----------

    Total expenses ...........................        4,746,087        4,692,059
                                                     ----------       ----------

Net income ...................................       $  235,493       $  215,261
                                                     ==========       ==========


     As of March 31, 2001 and 2000, the Partnership's share of cumulative losses to date for eight of the 16 Local Partnerships, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $8,461,373 and $9,112,307, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)



3.   AFFORDABLE HOUSING LEGISLATION - Continued

The Managing General Partner continues to monitor the actions of these financing Agencies to assess how these Agencies will deal with expiring Section 8 HAP contracts and what impact these Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of March 31, 2001, the Partnership's remaining investment in Local Partnerships with Section 8 HAP contracts expiring in the year 2001 was $0.


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $32,437 and $26,557 for the three month periods ended March 31, 2001, and 2000, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended March 31, 2001 and 2000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the three month periods ended March 31, 2001 or 2000.

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

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units which are generally regulated by the Department of Housing and Urban Development (HUD) (the state housing agencies, RECD and HUD, collectively, the Agencies). These Section 8 HAP contracts begin to expire, or have been extended to expire, in 2001. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow the mortgage prepayment or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of these financing Agencies to assess how these Agencies will deal with expiring Section 8 HAP contracts and what impact these Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of March 31, 2001, the Partnership's remaining investment in Local Partnerships with Section 8 HAP contracts expiring in the year 2001 was $0.

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

                          Financial Condition/Liquidity

     The Partnership's liquidity, with unrestricted cash resources of $3,618,308 as of March 31, 2001, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 4, 2001, there were no material commitments for capital expenditures.

     The Partnership is the maker of purchase money notes which have matured and have not been paid with respect to two Local Partnerships, Lake Properties Limited Partnership (Frenchman's Wharf I) and ARA Associates-Shangri-La Ltd. (Shallowford Oaks). The purchase money notes accrue interest and require payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the respective purchase money note. The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. The total amounts due on the purchase money notes consist of outstanding principal and accrued interest of approximately $4.479 million and $8.252 million, respectively, as of March 31, 2001, and $4.479 million and $8,134 million, respectively, as of December 31, 2000.

     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in Frenchman's Wharf I and/or Shallowford Oaks not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one or both of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. However, since these notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. The noteholders with respect to Frenchman's Wharf I have already filed foreclosure lawsuits. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Frenchman's Wharf I or Shallowford Oaks during the three month periods ended March 31, 2001 and 2000, nor was there any income or loss from these two Local

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Partnerships included in share of income from partnerships in the statements of operations for the periods then ended. See the notes to the financial statements for additional information concerning these purchase money notes.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month periods ended March 31, 2001 and 2000, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the three months ended March 31, 2001, as the receipt of distributions from partnerships exceeded net cash used in operating activities.

                              Results of Operations

     The Partnership's net income for the three month period ended March 31, 2001 decreased from the corresponding period in 2000 primarily due to gain on disposition of investment in partnership related to the sale of the Winthrop Beach Associates property (Winthrop Beach) in 2000. Contributing to the decrease in the Partnership's net income were an increase in general and administrative expenses due to higher reimbursed payroll costs, and an increase in professional fees related to a market study at one property and higher audit fees. Offsetting the decrease in the Partnership's net income was an increase in interest income due to higher cash and cash equivalent balances.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2001 and 2000, did not include losses of $118,872 and $146,885, respectively.

     No other significant changes in the Partnership's operations have taken place during this period.

Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 2.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's defaults on two purchase money notes.


Item 5. Other Information

     There is no established market for the purchase and sale of units of limited partnership interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

     On October 2, 2000, Equity Resource Lexington Fund (Lexington) initiated an unregistered tender offer to purchase approximately 1,200 of the outstanding Units in the Partnership at a price of $20 per Unit; the offer expired November 2, 2000. Lexington is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Lexington and does not necessarily represent the fair value of each Unit.

     On March 13, 2001, Bond Purchase, L.L.C. (Bond) initiated an unregistered tender offer to purchase approximately 1,200 of the outstanding Units in the Partnership at a price of $37 per Unit. The offer expired April 30, 2001. Bond is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Bond and does not necessarily represent the fair market value of each Unit.

     The Managing General Partner has not expressed, and does not express, any opinion and remains neutral toward any offer for the purchase of Units such as those described above.

     During 2001, a number of investors sold their Units in the Partnership to other investors, as a result of the unregistered tender offer made by Lexington. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through January 17, 2001, the Partnership received sale transfer requests for approximately 4.7% of outstanding Units. Accordingly, to remain within the five percent safe harbor, effective January 18, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions are not being recognized by the Partnership between January 18, 2001 and December 31, 2001.


Item 6. Exhibits and Reports on Form 8-K

     a.   None

     b. A report on Form 8-K was dated March 13, 2001 and filed April 3, 2001; the report discussed a tender offer initiated by Bond Purchase, L.L.C. on March 13, 2001. See Part II, Item 5, hereof, for information concerning the tender offer.

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

                                 CAPITAL REALTY INVESTORS, LTD.
                                 -----------------------------------------------
                                 (Registrant)

                                 by:  C.R.I., Inc.
                                      ------------------------------------------
                                      Managing General Partner




May 4, 2001                           by: /s/ Michael J. Tuszka
--------------                            --------------------------------------
DATE                                      Michael J. Tuszka
                                            Vice President
                                            and Chief Accounting Officer
                                            (Principal Financial Officer
                                            and Principal Accounting Officer)