Form 10QSB
period 2001-06-30
CAPITAL REALTY INVESTORS LTD
filed 2001-08-03
CIK 354521

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

                  For the quarterly period ended June 30, 2001


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

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001




                                                                           Page


Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets
               - June 30, 2001 and December 31, 2000.......................   1

           Statements of Operations and Accumulated Losses
               - for the three and six months ended June 30, 2001 and 2000.   2

           Statements of Cash Flows
               - for the six months ended June 30, 2001 and 2000...........   3

           Notes to Financial Statements
               - June 30, 2001 and 2000....................................   4

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  10


Part II - OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities.................................  13

Item 5.    Other Information...............................................  13

Item 6.    Exhibits and Reports on Form 8-K................................  13

Signature..................................................................  14

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                             June 30,      December 31,
                                                                                               2001           2000
                                                                                           ------------    ------------
                                                                                           (Unaudited)
Investments in and advances to partnerships ............................................   $  2,868,652    $  3,910,073
Investment in partnerships held for sale or transfer ...................................      1,181,536         144,293
Cash and cash equivalents ..............................................................      3,773,243       3,521,455
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $285,161 and $301,244, respectively ...............        320,122         356,825
Property purchase costs,
  net of accumulated amortization of $87,643 and $95,108, respectively .................         97,448         111,811
Other assets ...........................................................................            691           1,407
                                                                                           ------------    ------------

      Total assets .....................................................................   $  8,241,692    $  8,045,864
                                                                                           ============    ============




                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Due on investments in partnerships .....................................................   $    700,000    $  4,478,800
Accrued interest payable ...............................................................        989,626       8,134,169
Accounts payable and accrued expenses ..................................................         67,927          86,759
                                                                                           ------------    ------------

      Total liabilities ................................................................      1,757,553      12,699,728
                                                                                           ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ...................................................................         14,000          14,000
    Limited Partners ...................................................................     24,837,000      24,837,000
                                                                                           ------------    ------------

                                                                                             24,851,000      24,851,000

  Less:
    Accumulated distributions to partners ..............................................     (1,243,772)     (1,243,772)
    Offering costs .....................................................................     (2,689,521)     (2,689,521)
    Accumulated losses .................................................................    (14,433,568)    (25,571,571)
                                                                                           ------------    ------------

      Total partners' capital (deficit) ................................................      6,484,139      (4,653,864)
                                                                                           ------------    ------------

      Total liabilities and partners' capital (deficit) ................................   $  8,241,692    $  8,045,864
                                                                                           ============    ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                   For the three months ended      For the six months ended
                                                            June 30,                       June 30,
                                                  ----------------------------    ----------------------------
                                                      2001            2000            2001            2000
                                                  ------------    ------------    ------------    ------------
Share of income from partnerships .............   $    175,166    $    475,283    $    451,658    $    752,412
                                                  ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income .................         36,179          53,083          81,345          92,136
                                                  ------------    ------------    ------------    ------------

  Expenses:
    Interest ..................................        106,633         117,549         224,182         235,099
    Management fee ............................         23,802          23,802          47,604          47,604
    General and administrative ................         36,619          37,097          74,359          70,938
    Professional fees .........................         19,387          17,786          41,275          35,575
    Amortization of deferred costs ............          5,407           7,014          10,812          14,029
                                                  ------------    ------------    ------------    ------------

                                                       191,848         203,248         398,232         403,245
                                                  ------------    ------------    ------------    ------------

      Total other revenue and expenses ........       (155,669)       (150,165)       (316,887)       (311,109)
                                                  ------------    ------------    ------------    ------------


Income before gain on disposition
  of investments in partnerships ..............         19,497         325,118         134,771         441,303

(Loss) gain on disposition
  of investments in partnerships ..............       (144,293)         82,489        (144,293)        527,850
                                                  ------------    ------------    ------------    ------------

(Loss) income before extraordinary gain
  from extinguishment of debt .................       (124,796)        407,607          (9,522)        969,153

Extraordinary gain from extinguishment of debt      11,147,525            --        11,147,525            --
                                                  ------------    ------------    ------------    ------------

Net income ....................................     11,022,729         407,607      11,138,003         969,153

Accumulated losses, beginning of period .......    (25,456,297)    (26,065,982)    (25,571,571)    (26,627,528)
                                                  ------------    ------------    ------------    ------------

Accumulated losses, end of period .............   $(14,433,568)   $(25,658,375)   $(14,433,568)   $(25,658,375)
                                                  ============    ============    ============    ============


Net income allocated to General Partners (3%) .   $    330,682    $     12,228    $    334,140    $     29,075
                                                  ============    ============    ============    ============


Net income allocated to Limited Partners (97%)    $ 10,692,047    $    395,379    $ 10,803,863    $    940,078
                                                  ============    ============    ============    ============


Net income per unit of Limited Partner Interest
  based on 24,767 units outstanding ...........   $     431.71    $      15.96    $     436.22    $      37.96
                                                  ============    ============    ============    ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    For the six months ended
                                                                                            June 30,
                                                                                  -----------------------------
                                                                                      2001            2000
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $ 11,138,003    $    969,153

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (451,658)       (752,412)
    Amortization of deferred costs ............................................         10,812          14,029
    Loss (gain) on disposition of investment in partnership ...................        144,293        (527,850)
    Extraordinary gain from extinguishment of debt ............................    (11,147,525)           --

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships .....         (3,068)         (3,068)
      Decrease in other assets ................................................            716             129
      Increase in accrued interest payable ....................................        224,182         235,099
      Decrease in accounts payable and accrued expenses .......................        (18,832)        (27,891)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (103,077)        (92,811)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        354,865         417,886
  Proceeds from disposition of investment in partnership ......................           --           543,289
  Release of investment held in escrow ........................................           --           140,000
  Advances made to local partnership ..........................................           --            (1,990)
  Collection of advances made to local partnership ............................           --               528
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        354,865       1,099,713
                                                                                  ------------    ------------


Net increase in cash and cash equivalents .....................................        251,788       1,006,902

Cash and cash equivalents, beginning of period ................................      3,521,455       2,711,200
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  3,773,243    $  3,718,102
                                                                                  ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of June 30, 2001, and the results of its operations and for the three and six months ended June 30, 2001 and 2000, and its cash flows for the six month periods ended June 30, 2001 and 2000. The results of operations for the interim periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2001 was $106,633 and $224,182, respectively, and $117,549 and $235,099 for the three and six month periods ended June 30, 2000, respectively. The accrued interest payable on the purchase money note of $989,626 as of June 30, 2001, is currently due because the note has matured.

                               Frenchman's Wharf I
                               -------------------

     The Partnership defaulted on its purchase money notes related to Lake Properties Limited Partnership (Frenchman's Wharf I) on June 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,778,800 and $6,086,253, respectively. As of June 22, 2001, principal and accrued interest of $3,778,800 and $7,368,725, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature June 1, 1998.

     In 1996, the U.S. Department of Housing and Urban Development (HUD) sold the mortgage loan on Frenchman's Wharf I to the same lender as Shallowford Oaks, (see discussion concerning Shallowford Oaks, below). In May 2000, the local managing general partner obtained a forbearance agreement from the lender which was originally scheduled to expire on March 31, 2001, but which was subsequently extended several times until June 25, 2001. The forbearance agreement allowed for the discounted payoff of the mortgage loan.

     In January 2001, the Local Partnership entered into a contract to sell the property. However, the purchaser was unable to consummate the purchase. As a result, in accordance with the forbearance agreement, on June 22, 2001, the property was transferred to an assignee of the mortgagee. The transfer of the property and resulting loss of the Partnership's interest in

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Frenchman's Wharf I resulted in extraordinary gain from extinguishment of debt of $11,147,525 and loss on disposition of investment in partnerships of $144,293 for financial statement purposes in 2001, and a total gain of $17,244,566 for federal tax purposes in 2001.

     In recognition of the transfer of the Frenchman's Wharf I property, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $144,293 as of December 31, 2000, were reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at December 31, 2000.

                                Shallowford Oaks
                                ----------------

     The Partnership defaulted on its purchase money note relating to ARA Associates-Shangri- La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. The total amount due on the purchase money note consisted of outstanding principal and accrued interest of $700,000 and $989,626, respectively, as of June 30, 2001, and $700,000 and
$994,144, respectively, as of August 3, 2001. The Managing General Partner proposed to extend the maturity date of the note until November 2001, coterminous with the expiration of the Local Partnership's Provisional Workout Agreement (PWA) related to its mortgage loan. As of August 3, 2001, there had been no response from the noteholders. There is no assurance that any agreement for an extension will be reached with the noteholders.

     In addition, Shallowford Oaks' mortgage lender filed notice on November 3, 1997, accelerating the maturity of the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the PWA with the lender's predecessor, HUD. Subsequently, the local managing general partner filed an action to enjoin the attempted foreclosure. The court entered an order for equitable relief in Shallowford's favor on November 12, 1998. The lender filed a motion for a new trial and a motion to alter or amend judgment in December 1998. The court denied the lender's motions by order dated March 24, 1999. Subsequently, the lender filed an appeal to the order for equitable relief and oral arguments were held on October 13, 1999. In February 2000, the Partnership received written notification of the court's ruling in its favor. In connection with the mortgage lender's attempt to foreclose on Shallowford Oaks, the Partnership filed a countersuit against the mortgage lender. On October 6, 2000, the court of jurisdiction heard the mortgage lender's motion for dismissal of the countersuit. On May 17, 2001, the court ruled in the lender's favor. For the six month periods ended June 30, 2001 and 2000, the Partnership advanced Shallowford Oaks $0 and $1,462 (net), respectively, for legal costs.

     Due to the uncertainties regarding the outcome of an extension of the maturity date of the purchase money note, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. In the event of a foreclosure, the Partnership would also lose its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in Shallowford Oaks. Therefore, should the investment in Shallowford Oaks not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

to loss is limited because the amount of the nonrecourse indebtedness of the matured purchase money note exceeds the carrying amount of the investment in, and advances to, Shallowford Oaks. Thus, even a complete loss of the
Partnership's interest in Shallowford Oaks would not have a material adverse impact on the financial condition of the Partnership. However, since the note remains unpaid, the noteholder has the right to foreclose on the Partnership's interest in Shallowford Oaks. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in Shallowford Oaks would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in Shallowford Oaks and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Shallowford Oaks during the six month periods ended June 30, 2001 and 2000, nor was there any income or loss from the Local Partnership included in share of income from partnerships in the statements of operations for the periods then ended.

b.   Advances to Local Partnerships
     ------------------------------

     As of June 30, 2001 and December 31, 2000, the Partnership had advanced funds, including accrued interest, totaling $287,558 and $772,989 to Local Partnerships. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

c.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). There is no assurance that a sale of the property will occur.

     Due to the planned sale of the property related to the Partnership's investment in Baltic Plaza, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,181,536 as of June 30, 2001, have been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at June 30, 2001.

                                 Winthrop Beach
                                 --------------

     On March 23, 2000, Winthrop Beach Associates (Winthrop Beach) sold its property. The sale resulted in gain on disposition of investments in partnerships of $527,850 for financial statement purposes in 2000, and a total gain of $1,439,376 for federal tax purposes in 2000.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 15 and 16 Local Partnerships in which the Partnership was invested as of June 30, 2001 and 2000, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations for the three and six months ended June 30, 2001 and 2000, include information for Frenchman's Wharf I and Winthrop Beach through the date of transfer or sale.

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    For the three months      For the six months
                                        ended June 30,            ended June 30,
                                  -----------------------   -----------------------
                                     2001         2000         2001         2000
                                  ----------   ----------   ----------   ----------
Revenue:
  Rental ......................   $4,607,347   $4,620,608   $9,329,386   $9,335,508
  Other .......................      250,749      254,202      510,290      519,397
                                  ----------   ----------   ----------   ----------

    Total revenue .............    4,858,096    4,874,810    9,839,676    9,854,905
                                  ----------   ----------   ----------   ----------

Expenses:
  Operating ...................    2,389,509    2,155,456    4,754,923    4,504,499
  Interest ....................    1,541,653    1,573,350    3,083,308    3,154,352
  Depreciation and amortization      839,015      833,483    1,678,033    1,682,406
                                  ----------   ----------   ----------   ----------

    Total expenses ............    4,770,177    4,562,289    9,516,264    9,341,257
                                  ----------   ----------   ----------   ----------

Net income ....................   $   87,919   $  312,521   $  323,412   $  513,648
                                  ==========   ==========   ==========   ==========

     As of June 30, 2001 and 2000, the Partnership's share of cumulative losses to date for seven and eight of the 15 and 16 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $5,849,440 and $8,428,463, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     Traverse City Elderly Limited Partnership (Hillview Terrace), ARA Associates-Shangri-La Ltd. (Shallowford Oaks), and Warner Housing Partnership (Warner House) have Section 8 Housing Assistance Payments (HAP) contracts covering 92%, 20%, and 100%, respectively, of their apartment units, which contracts expire during 2001. The Shallowford Oaks Section 8 HAP contract will not be renewed when it expires in November 2001. The local managing general partner plans to enter Warner House in the Mark-to-Market program in 2001, which would renew the Section 8 HAP contract for one year, but at rents reduced to 100% of fair market rents. In conjunction therewith, the local managing general partner is currently marketing the property related to Warner House to not-for-profit entities, which are viewed as the most likely purchasers for this property. A Section 8 HAP contract provides rental subsidies to a property owner for

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

units occupied by low income tenants. If a Section 8 HAP contract is not extended, there would likely be a temporary increase in vacancy during the 6 to 12 months after expiration and an accompanying reduction in rental revenue. As residents in the low-income units move out, the units would be made available to market-rate residents.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the Rural Economic Community Development (RECD) agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units which are generally regulated by the HUD (the state housing agencies, RECD and HUD, collectively, the Agencies). These Section 8 HAP contracts begin to expire, or have been extended to expire, in 2001. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow the mortgage prepayment or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of these financing Agencies to assess how these Agencies will deal with expiring Section 8 HAP contracts and what impact these Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of June 30, 2001, the Partnership's remaining investment in Local Partnerships with
Section 8 HAP contracts expiring in the year 2001 was $0.


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $28,991 and $61,428 for the three and six month periods ended June 30, 2001, respectively, and $29,047 and $55,604 for the three and six month periods ended June 30, 2000, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 and $47,604 for each of the three and six month periods ended June 30, 2001 and 2000, respectively.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS - Continued

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the three and six month periods ended June 30, 2001 or 2000.




                                      # # #

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations
          ------------------------------------------------

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

                                     General
                                     -------

     C.R.I., Inc. (the Managing General Partner) continues to evaluate the Partnership's underlying apartment complexes to develop strategies that make sense for all parties involved. Issues that are at the forefront of the Managing General Partner's strategic planning include: the maturity of purchase money notes, the expiration of Section 8 Housing Assistance Payment (HAP) contracts, the restrictions on properties with state housing financing or Rural Economic Community Development (RECD) agency financing, the cessation of losses to the Partnership due to the complete depletion of low-income housing accelerated depreciation deductions on the Local Partnerships' properties, and the reduction of mortgage interest deductions as the mortgage loans move closer to maturity.

     Traverse City Elderly Limited Partnership (Hillview Terrace), ARA Associates-Shangri-La Ltd. (Shallowford Oaks), and Warner Housing Partnership (Warner House) have Section 8 Housing Assistance Payments (HAP) contracts covering 92%, 20%, and 100%, respectively, of their apartment units, which contracts expire during 2001. The Shallowford Oaks Section 8 HAP contract will not be renewed when it expires in November 2001. The local managing general partner plans to enter Warner House in the Mark-to-Market program in 2001, which would renew the Section 8 HAP contract for one year, but at rents reduced to 100% of fair market rents. In conjunction therewith, the local managing general partner is currently marketing the property related to Warner House to not-for-profit entities, which are viewed as the most likely purchasers for this property. A Section 8 HAP contract provides rental subsidies to a property owner for units occupied by low income tenants. If a Section 8 HAP contract is not extended, there would likely be a temporary increase in vacancy during the 6 to 12 months after expiration and an accompanying reduction in rental revenue. As residents in the low-income units move out, the units would be made available to market-rate residents.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units which are generally regulated by the Department of Housing and Urban Development (HUD) (the state housing agencies, RECD and HUD, collectively, the Agencies). These Section 8 HAP contracts begin to expire, or have been extended to expire, in 2001. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow the mortgage prepayment or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of these financing Agencies to assess how these Agencies will deal with expiring Section 8 HAP contracts and what impact these Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of June 30, 2001, the Partnership's remaining investment in Local Partnerships with Section 8 HAP contracts expiring in the year 2001 was $0.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,773,243 as of June 30, 2001, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 3, 2001, there were no material commitments for capital expenditures.

     The Partnership is the maker of a purchase money note which has matured and has not been paid with respect to ARA Associates-Shangri-La Ltd. (Shallowford
Oaks). The purchase money note accrues interest and requires payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the purchase money note. The purchase money note, which is nonrecourse to the Partnership is secured by the Partnership's interest in the Local Partnership. The total amount due on the purchase money note consists of outstanding principal and accrued interest of $700,000 and $989,626, respectively, as of June 30, 2001. The total amount due on two purchase money notes consisted of outstanding principal and accrued interest of $4,478,800 and $8,134,169, respectively, as of December 31, 2000.

     The Partnership's inability to pay the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in Shallowford Oaks, does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in Shallowford Oaks. Therefore, should the investment in Shallowford Oaks not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the matured purchase money note exceeds the carrying amount of the investment in, and advances to, Shallowford Oaks. Thus, even a complete loss of the Partnership's interest in Shallowford Oaks would not have a material adverse impact on the financial condition of the Partnership. However, since the note remains unpaid, the noteholder may have the right to foreclose on the Partnership's interest in Shallowford Oaks. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in Shallowford Oaks would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in Shallowford Oaks and, likewise, its share of any future cash flow distributed by Shallowford Oaks from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Shallowford Oaks during the six month periods ended June 30, 2001 and 2000, nor was there any income or loss from the Local Partnership included in share of income from partnerships in the statements of operations for the periods then ended. See the notes to financial statements contained in Part I, Item 1, hereof, for additional information concerning this purchase money note.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month periods ended June 30, 2001 and 2000, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the six months ended June 30, 2001, as the receipt of distributions from partnerships exceeded net cash used in operating activities.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continue
          ------------------------------------------------

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended June 30, 2001 increased from the corresponding period in 2000 primarily due to extraordinary gain from extinguishment of debt related to the transfer of Lake Properties
Limited Partnership (Frenchman's Wharf I), as discussed in the notes to financial statements. Contributing to the increase in the Partnership's net income was a decrease in interest expense, also related to the transfer of Frenchman's Wharf I. Partially offsetting the Partnership's increase in net income was a decrease in share of income from partnerships generally related to an increase of operating expenses at three properties and a decrease in rental income at two properties, partially offset by an increase in rental income at one property and a decrease in operating expenses at another. Also contributing to the decrease in net income were a decrease in interest income due to lower interest rates, and an increase in professional fees related to legal fees.

     The Partnership's net income for the six month period ended June 30, 2001 increased from the corresponding period in 2000 primarily due to extraordinary gain on extinguishment of debt, lower interest expense and lower amortization of deferred costs, all related to the transfer of Frenchman's Wharf I, as discussed in the notes to financial statements. Partially offsetting the increase in the Partnership's net income were a decrease in share of income from partnerships, as discussed above, a decrease in interest income due to lower interest rates, an increase in general and administrative expenses due to higher reimbursed payroll costs, and an increase in professional fees related to a market study at one property and higher audit and legal fees; finally, there was a loss on disposition of investments in partnerships in the 2001 period, compared to a gain in the 2000 period.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2001, did not include losses of $43,043 and $86,095, respectively, compared to the excluded losses of $120,722 and $267,607 for the three and six month periods ended June 30, 2000, respectively.

     No other significant changes in the Partnership's operations have taken place during this period.

Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities
        -------------------------------

     See Note 2.a. of the notes to  financial  statements  contained  in Part I,
Item 1, hereof, for information concerning the Partnership's defaults on two purchase money notes.

Item 5. Other Information
        -----------------

     There is no established market for the purchase and sale of units of limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

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

     The Managing General Partner did not express any opinion and remained neutral toward the offers for the purchase of Units described above.

     During 2001, a number of investors sold their Units in the Partnership to other investors, as a result of the unregistered tender offer made by Lexington. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through January 17, 2001, the Partnership received sale transfer requests for approximately 4.7% of the outstanding Units. Accordingly, to remain within the five percent safe harbor, effective January 18, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions are not being recognized by the Partnership between January 18, 2001 and December 31, 2001. The halt will be lifted effective January 1, 2002.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None

     b. A report on Form 8-K was dated March 13, 2001 and filed April 3, 2001; the report discussed an unregistered tender offer initiated by Bond Purchase, L.L.C. on March 13, 2001. See Part II, Item 5, hereof, for information concerning the unregistered tender offer.

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




August 3, 2001                         by:  /s/ Michael J. Tuszka
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