Form 10QSB
period 2001-09-30
CAPITAL REALTY INVESTORS LTD
filed 2001-11-02
CIK 354521

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

                For the quarterly period ended September 30, 2001


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

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001




                                                                           Page


Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets
          - September 30, 2001 and December 31, 2000......................... 1

        Statements of Operations and Accumulated Losses
          - for the three and nine months ended September 30, 2001 and 2000   2

        Statements of Cash Flows
          - for the nine months ended September 30, 2001 and 2000............ 3

        Notes to Financial Statements
          - September 30, 2001 and 2000...................................... 4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 10


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................... 13

Item 5.  Other Information.................................................. 13

Item 6.  Exhibits and Reports on Form 8-K................................... 14

Signature................................................................... 15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                           September 30,   December 31,
                                                                                              2001            2000
                                                                                           ------------    ------------
                                                                                           (Unaudited)
Investments in and advances to partnerships ............................................   $  3,094,791    $  3,910,073
Investment in partnerships held for sale or transfer ...................................      1,171,741         144,293
Cash and cash equivalents ..............................................................      3,845,691       3,521,455
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $288,944 and $301,244, respectively ...............        316,339         356,825
Property purchase costs,
  net of accumulated amortization of $88,800 and $95,108, respectively .................         96,291         111,811
Other assets ...........................................................................            827           1,407
                                                                                           ------------    ------------

      Total assets .....................................................................   $  8,525,680    $  8,045,864
                                                                                           ============    ============




                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Due on investments in partnerships .....................................................   $    700,000    $  4,478,800
Accrued interest payable ...............................................................      1,002,313       8,134,169
Accounts payable and accrued expenses ..................................................         80,432          86,759
                                                                                           ------------    ------------

      Total liabilities ................................................................      1,782,745      12,699,728
                                                                                           ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ...................................................................         14,000          14,000
    Limited Partners ...................................................................     24,837,000      24,837,000
                                                                                           ------------    ------------

                                                                                             24,851,000      24,851,000

  Less:
    Accumulated distributions to partners ..............................................     (1,243,772)     (1,243,772)
    Offering costs .....................................................................     (2,689,521)     (2,689,521)
    Accumulated losses .................................................................    (14,174,772)    (25,571,571)
                                                                                           ------------    ------------

      Total partners' capital (deficit) ................................................      6,742,935      (4,653,864)
                                                                                           ------------    ------------

      Total liabilities and partners' capital (deficit) ................................   $  8,525,680    $  8,045,864
                                                                                           ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                   For the three months ended       For the nine months ended
                                                         September 30,                    September 30,
                                                  ----------------------------    ----------------------------
                                                      2001            2000            2001            2000
                                                  ------------    ------------    ------------    ------------
Share of income from partnerships .............   $    330,897    $    314,798    $    782,554    $  1,067,210
                                                  ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income .................         30,352          58,373         111,697         150,508
                                                  ------------    ------------    ------------    ------------

  Expenses:
    Interest ..................................         12,687         117,549         236,869         352,648
    Management fee ............................         23,802          23,802          71,406          71,406
    General and administrative ................         41,636          35,383         115,994         106,320
    Professional fees .........................         19,388          17,788          60,663          53,363
    Amortization of deferred costs ............          4,940           7,014          15,752          21,043
                                                  ------------    ------------    ------------    ------------

                                                       102,453         201,536         500,684         604,780
                                                  ------------    ------------    ------------    ------------

      Total other revenue and expenses ........        (72,101)       (143,163)       (388,987)       (454,272)
                                                  ------------    ------------    ------------    ------------


Income before gain on disposition
  of investments in partnerships ..............        258,796         171,635         393,567         612,938

(Loss) gain on disposition
  of investments in partnerships ..............           --              --          (144,293)        527,850
                                                  ------------    ------------    ------------    ------------

Income before extraordinary gain
  from extinguishment of debt .................        258,796         171,635         249,274       1,140,788

Extraordinary gain from extinguishment of debt            --              --        11,147,525            --
                                                  ------------    ------------    ------------    ------------

Net income ....................................        258,796         171,635      11,396,799       1,140,788

Accumulated losses, beginning of period .......    (14,433,568)    (25,658,375)    (25,571,571)    (26,627,528)
                                                  ------------    ------------    ------------    ------------

Accumulated losses, end of period .............   $(14,174,772)   $(25,486,740)   $(14,174,772)   $(25,486,740)
                                                  ============    ============    ============    ============


Net income allocated to General Partners (3%) .   $      7,764    $      5,149    $    341,904    $     34,224
                                                  ============    ============    ============    ============


Net income allocated to Limited Partners (97%)    $    251,032    $    166,486    $ 11,054,895    $  1,106,564
                                                  ============    ============    ============    ============


Net income per unit of Limited Partner Interest
  based on 24,767 units outstanding ...........   $      10.14    $       6.72    $     446.36    $      44.68
                                                  ============    ============    ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                  ----------------------------
                                                                                      2001            2000
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $ 11,396,799    $  1,140,788

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (782,554)     (1,067,210)
    Amortization of deferred costs ............................................         15,752          21,043
    Loss (gain) on disposition of investments in partnerships .................        144,293        (527,850)
    Extraordinary gain from extinguishment of debt ............................    (11,147,525)           --

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships .....         (4,602)         (4,603)
      Decrease (increase) in other assets .....................................            580            (424)
      Increase in accrued interest payable ....................................        236,869         352,648
      Decrease in accounts payable and accrued expenses .......................         (6,327)        (14,587)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (146,715)       (100,195)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        471,221         428,381
  Proceeds from disposition of investment in partnership ......................           --           543,289
  Release of investment held in escrow ........................................           --           140,000
  Advances made to local partnership ..........................................           (270)         (4,813)
  Collection of advances made to local partnership ............................           --               528
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        470,951       1,107,385
                                                                                  ------------    ------------


Net increase in cash and cash equivalents .....................................        324,236       1,007,190

Cash and cash equivalents, beginning of period ................................      3,521,455       2,711,200
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  3,845,691    $  3,718,390
                                                                                  ============    ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of September 30, 2001, and the results of its operations for the three and nine months ended
September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the interim periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2001 was $12,687 and $236,869, respectively, and $117,549 and $352,648 for the three and nine month periods ended September 30, 2000, respectively. The accrued interest payable on the purchase money note of $1,002,313 as of September 30, 2001, is currently due because the note has matured.

                               Frenchman's Wharf I
                               -------------------

     The Partnership defaulted on its purchase money notes related to Lake Properties Limited Partnership (Frenchman's Wharf I) on September 1, 1998 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,778,800 and $6,086,253, respectively. As of June 22, 2001, principal and accrued interest of $3,778,800 and $7,368,725, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature June 1, 1998.

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

                           September 30, 2001 and 2000

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

                                Shallowford Oaks
                                ----------------

     The Partnership defaulted on its purchase money note relating to ARA Associates-Shangri- La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. The total amount due on the purchase money note consisted of outstanding principal and accrued interest of $700,000 and $1,002,313, respectively, as of September 30, 2001 and $700,000 and
$1,006,797, respectively, as of November 2, 2001. The Managing General Partner proposed to extend the maturity date of the note until November 2001, coterminous with the expiration of the Local Partnership's Provisional Workout Agreement (PWA) related to its mortgage loan, and the noteholders have agreed in principle to extend the purchase money note to December 2001, while the local managing general partner negotiates to recast the mortgage loan on the property. There is no assurance that any agreement for an extension will be reached with the noteholders, or that the mortgage will be recast.

     In addition, on November 3, 1997, Shallowford Oaks' mortgage lender accelerated the maturity of the Local Partnership's mortgage loan and demanding payment in full due to a purported nonmonetary default of the PWA with the lender's predecessor, HUD. Subsequently, the local managing general partner filed an action to enjoin the attempted foreclosure. The court entered an order for equitable relief in Shallowford's favor on November 12, 1998. The lender filed a motion for a new trial and a motion to alter or amend judgment in December 1998. The court denied the lender's motions by order dated March 24, 1999. Subsequently, the lender filed an appeal to the order for equitable relief and oral arguments were held on October 13, 1999. In February 2000, the Partnership received written notification of the court's ruling in its favor. In connection with the mortgage lender's attempt to foreclose on Shallowford Oaks, the Partnership filed a countersuit against the mortgage lender. On October 6, 2000, the court of jurisdiction heard the mortgage lender's motion for dismissal of the countersuit. On May 17, 2001, the court ruled in the lender's favor. For the nine month periods ended September 30, 2001 and 2000, the Partnership advanced Shallowford Oaks $270 and $4,285 (net), respectively, for legal costs.

     Due to the uncertainties regarding the outcome of an extension of the maturity date of the purchase money note, there is no assurance that the Partnership will be able to retain its interest in Shallowford Oaks. In the event of a foreclosure, the Partnership would also lose its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The uncertainty regarding the continued ownership of the Partnership's interest in Shallowford Oaks does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in Shallowford Oaks. Therefore, should the investment in Shallowford Oaks

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the matured purchase money note exceeds the carrying amount of the investment in, and advances to, Shallowford Oaks. Thus, even a complete loss of the Partnership's interest in Shallowford Oaks would not have a material adverse impact on the financial condition of the Partnership. However, since the note remains unpaid, the noteholder has the right to foreclose on the Partnership's interest in Shallowford Oaks. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in Shallowford Oaks would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in Shallowford Oaks and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Shallowford Oaks during the nine month periods ended September 30, 2001 and 2000, nor was there any income or loss from the Local Partnership included in share of income from partnerships in the statements of operations for the periods then ended.

b.   Advances to Local Partnerships
     ------------------------------

     As of September 30, 2001 and December 31, 2000, the Partnership had advanced funds, including accrued interest, totaling $289,363 and $772,989 to Local Partnerships. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the related Local Partnership level during prior years.

c.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). There is no assurance that a sale of the property will occur.

     Due to the planned sale of the property related to the Partnership's investment in Baltic Plaza, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,171,741 as of September 30, 2001, have been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at September 30, 2001.

                                 Winthrop Beach
                                 --------------

     On March 23, 2000, Winthrop Beach Associates (Winthrop Beach) sold its property. The sale resulted in gain on disposition of investments in partnerships of $527,850 for financial statement purposes in 2000, and a total gain of $1,511,575 for federal tax purposes in 2000.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 15 and 16 Local Partnerships in which the Partnership was invested as of September 30, 2001 and 2000, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations for the three and nine months ended September 30, 2001 and 2000, include information for Frenchman's Wharf I and Winthrop Beach through the dates of transfer or sale.

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                               For the three months ended          For the nine months ended
                                                     September 30,                       September 30,
                                               --------------------------         ---------------------------
                                                  2001             2000               2001            2000
                                               ----------       ----------        -----------      -----------
         Revenue:
           Rental                              $4,316,301       $4,631,699        $13,645,687      $13,967,207
           Other                                  357,220          282,760            867,510          802,157
                                               ----------       ----------        -----------      -----------

             Total revenue                      4,673,521        4,914,459         14,513,197       14,769,364
                                               ----------       ----------        -----------      -----------

         Expenses:
           Operating                            2,130,301        2,221,193          6,885,224        6,725,692
           Interest                             1,418,514        1,573,349          4,501,822        4,727,701
           Depreciation and amortization          729,338          833,473          2,407,371        2,515,879
                                               ----------       ----------        -----------      -----------

             Total expenses                     4,278,153        4,628,015         13,794,417       13,969,272
                                               ----------       ----------        -----------      -----------

         Net income                            $  395,368       $  286,444        $   718,780      $   800,092
                                               ==========       ==========        ===========      ===========


     As of September 30, 2001 and 2000, the Partnership's share of cumulative losses to date for seven and eight of the 15 and 16 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $5,803,805 and $8,476,833, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     Traverse City Elderly Limited Partnership (Hillview Terrace), ARA Associates-Shangri-La Ltd. (Shallowford Oaks) and Warner Housing Partnership (Warner House) have Section 8 Housing Assistance Payments (HAP) contracts covering 92%, 20%, and 100%, respectively, of their apartment units, which contracts expire or were to expire during 2001. Hillview Terrace will renew its
Section 8 HAP contract at current rents. The Shallowford Oaks Section 8 HAP contract will not be renewed when it expires in November 2001. Warner House entered the Mark-to-Market program in September 2001, and the Section 8 HAP contract has been renewed through March 1, 2002 at current rents. In conjunction therewith, the local managing general partner is currently marketing the property related to Warner House to not-for-profit entities, which are viewed as the most likely purchasers for this property. A Section 8 HAP contract

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

provides rental subsidies to a property owner for units occupied by low income tenants. If a Section 8 HAP contract is not extended, there would likely be a temporary increase in vacancy during the 6 to 12 months after expiration and an accompanying reduction in rental revenue. As residents in the low-income units move out, the units would be made available to market-rate residents.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the Rural Economic Community Development (RECD) agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which
Section 8 HAP  contracts  are  generally  regulated  by HUD (the  state  housing agencies, RECD and HUD, collectively, the Agencies). These Section 8 HAP contracts begin to expire, or have been extended to expire, in 2001. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow prepayment of the mortgage or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of September 30, 2001, the Partnership's remaining investment in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $519,973.


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $32,074 and $93,501 for the three and nine month periods ended September 30, 2001, respectively, and $22,771 and $78,375 for the three and nine month periods ended September 30, 2000, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 and $71,406 for each of the three and nine month periods ended September 30, 2001 and 2000.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS - Continued

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the nine month periods ended September 30, 2001 or 2000.



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

                                     General
                                     -------

     C.R.I., Inc. (the Managing General Partner) continues to evaluate the Partnership's underlying apartment complexes to develop strategies that make sense for all parties involved. Issues that are at the forefront of the Managing General Partner's strategic planning include: the maturity of purchase money notes, the expiration of Section 8 Housing Assistance Payment (HAP) contracts, the restrictions on properties with state housing agency financing or Rural Economic Community Development (RECD) agency financing, the cessation of losses to the Partnership due to the complete depletion of low-income housing accelerated depreciation deductions on the Local Partnerships' properties, and the reduction of mortgage interest deductions as the mortgage loans move closer to maturity.

     Traverse City Elderly Limited Partnership (Hillview Terrace), ARA Associates-Shangri-La Ltd. (Shallowford Oaks) and Warner Housing Partnership (Warner House) have Section 8 Housing Assistance Payments (HAP) contracts covering 92%, 20%, and 100%, respectively, of their apartment units, which contracts expire or were to expire during 2001. Hillview Terrace will renew its
Section 8 HAP contract at current rents. The Shallowford Oaks Section 8 HAP contract will not be renewed when it expires in November 2001. Warner House entered the Mark-to-Market program in September 2001, and the Section 8 HAP contract has been renewed through March 1, 2002 at current rents. In conjunction therewith, the local managing general partner is currently marketing the property related to Warner House to not-for-profit entities, which are viewed as the most likely purchasers for this property. A Section 8 HAP contract provides rental subsidies to a property owner for units occupied by low income tenants. If a Section 8 HAP contract is not extended, there would likely be a temporary increase in vacancy during the 6 to 12 months after expiration and an accompanying reduction in rental revenue. As residents in the low-income units move out, the units would be made available to market-rate residents.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the Rural Economic Community Development (RECD) agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which
Section 8 HAP  contracts  are  generally  regulated  by HUD (the  state  housing agencies, RECD and HUD, collectively, the Agencies). These Section 8 HAP contracts begin to expire, or have been extended to expire, in 2001. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow prepayment of the mortgage or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of September 30, 2001, the Partnership's remaining investment in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $519,973.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,845,691 as of September 30, 2001, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 2, 2001, there were no material commitments for capital expenditures.

     The Partnership is the maker of a purchase money note which has matured and has not been paid with respect to ARA Associates-Shangri-La Ltd. (Shallowford
Oaks). The purchase money note accrues interest and requires payment in full of all unpaid accrued interest and principal upon the occurrence of certain events, such as the sale or refinancing of the underlying apartment complex or the maturity of the purchase money note. The purchase money note, which is nonrecourse to the Partnership is secured by the Partnership's interest in the Local Partnership. The total amount due on the purchase money note consisted of outstanding principal and accrued interest of $700,000 and $1,002,313, respectively, as of September 30, 2001.

     The Partnership's inability to pay the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in Shallowford Oaks, does not adversely impact the Partnership's financial condition because the purchase money note is nonrecourse and secured solely by the Partnership's interest in Shallowford Oaks. Therefore, should the investment in Shallowford Oaks not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of the matured purchase money note exceeds the carrying amount of the investment in, and advances to, Shallowford Oaks. Thus, even a complete loss of the Partnership's interest in Shallowford Oaks would not have a material adverse impact on the financial condition of the Partnership. However, since the note remains unpaid, the noteholder may have the right to foreclose on the Partnership's interest in Shallowford Oaks. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in Shallowford Oaks would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in Shallowford Oaks and, likewise, its share of any future cash flow distributed by Shallowford Oaks from rental operations, mortgage debt refinancings, or the sale of the real estate. The Partnership did not receive any distributions from Shallowford Oaks during the nine month periods ended September 30, 2001 and 2000, nor was there any income or loss from the Local Partnership included in share of income from partnerships in the statements of operations for the periods then ended. See the notes to financial statements contained in Part I, Item 1, hereof, for additional information concerning this purchase money note.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month periods ended September 30, 2001 and 2000, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the nine month period ended September 30, 2001, as the receipt of distributions from partnerships exceeded net cash used in operating activities.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended September 30, 2001 increased from the corresponding period in 2000 primarily due to a decrease in interest expense due to a lower purchase money note balance. Contributing to the increase in the Partnership's net income was an increase of share of income from partnerships generally due to higher income at three properties and lower operating expenses at two properties, partially offset by higher operating expenses at two properties. A decrease in amortization of deferred costs related to the transfer of Lake Properties Limited Partnership (Frenchman's Wharf I) also contributed to the increase in net income. Partially offsetting the Partnership's increase in net income was a decrease in interest income due to lower interest rates. Also partially offsetting the increase in net income were an increase in general and administrative expenses due to higher reimbursed payroll costs, and an increase in professional fees related to audit and legal fees.

     The Partnership's net income for the nine month period ended September 30, 2001 increased from the corresponding period in 2000 primarily due to extraordinary gain from extinguishment of debt, and also due to lower interest expense and lower amortization of deferred costs, all related to the transfer of Frenchman's Wharf I, as discussed in the notes to financial statements. Partially offsetting the increase in the Partnership's net income were a decrease in share of income from partnerships generally related to an increase in operating expenses at three properties, a decrease in interest income due to lower interest rates, an increase in general and administrative expenses due to higher reimbursed payroll costs, an increase in professional fees related to a market study at one property, higher audit and legal fees, and a loss on disposition of investments in partnerships in the 2001 period, compared to a gain in the 2000 period.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2001, did not include losses of $43,047 and $129,142, respectively, compared to the excluded losses of $133,803 and $401,410 for the three and nine month periods ended September 30, 2000, respectively.

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

                                  Tender offers
                                  -------------

     On October 2, 2000, Equity Resource Lexington Fund Limited Partnership (Lexington) initiated an unregistered tender offer to purchase approximately
1,200 of the outstanding Units in the Partnership at a price of $20 per Unit; the offer expired November 2, 2000. Lexington is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Lexington and does not necessarily represent the fair value of each Unit.

     On March 13, 2001, Bond Purchase, L.L.C. (Bond) initiated an unregistered tender offer to purchase approximately 1,200 of the outstanding Units in the Partnership at a price of $37 per Unit; the offer expired April 30, 2001. Bond is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Bond and does not necessarily represent the fair market value of each Unit.

     The Managing General Partner did not express any opinion and remained neutral toward the offers for the purchase of Units described above.

     On September 20, 2001, Lexington initiated a registered tender offer to purchase 4,953 of the outstanding Units in the Partnership at a price of $75 per Unit; the offer expired November 2, 2001. The price offered was determined solely at the discretion of Lexington and does not necessarily represent the fair market value of each Unit.

     In response to this Lexington offer, on September 28, 2001, the Managing General Partner filed a Schedule 14D-9. In that filing, the Managing General Partner recommended that Limited Partners reject the Lexington offer because it viewed the offer price as inadequate.

     During 2001, a number of investors sold their Units in the Partnership to other investors. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through January 17, 2001, the Partnership received sale transfer requests for approximately 4.7% of the outstanding Units. Accordingly, to remain within the five percent safe harbor, effective January 18, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions are not being recognized by the Partnership between January 18, 2001 and December 31, 2001. The halt will be lifted effective January 1, 2002.

                                Cash distribution
                                -----------------

     The Managing General Partner has approved a cash distribution of $496,400 to Additional Limited Partners who were holders of record as of October 1, 2001. The distribution will be paid in November 2001.

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None

     b. No reports of Form 8-K were filed with the Commission during the quarter ended September 30, 2001.

     All other items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CAPITAL REALTY INVESTORS, LTD.
                            ----------------------------------------------------
                            (Registrant)

                            by:  C.R.I., Inc.
                                 -----------------------------------------------
                                 Managing General Partner




November 2, 2001                 by:  /s/ Michael J. Tuszka
-------------------                   ------------------------------------------
DATE                                  Michael J. Tuszka
                                        Vice President
                                        and Chief Accounting Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)