Form 10KSB
period 2001-12-31
CAPITAL REALTY INVESTORS LTD
filed 2002-03-19
CIK 354521

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

                   For the fiscal year ended December 31, 2001


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

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $915,666.

The units of limited partner interest of the registrant are not traded in any market. Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                         CAPITAL REALTY INVESTORS, LTD.

                        2001 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS




                                                                          Page

                                     PART I

Item 1.  Business........................................................ I-1
Item 2.  Properties...................................................... I-5
Item 3.  Legal Proceedings............................................... I-5
Item 4.  Submission of Matters to a Vote of Security Holders............. I-5


                                     PART II


Item 5.  Market for the Registrant's Partnership Interests
           and Related Partnership Matters .............................. II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... II-3
Item 7.  Financial Statements............................................ II-6
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure........................ II-6


                                    PART III


Item 9.  Directors and Executive Officers of the Registrant.............. III-1
Item 10. Executive Compensation.......................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management.. III-2
Item 12. Certain Relationships and Related Transactions.................. III-3
Item 13. Exhibits and Reports on Form 8-K................................ III-3

Signatures............................................................... III-5

Financial Statements..................................................... III-7

Exhibit No. 99 b.
  Reports of Other Auditors.............................................. III-22

                                     PART I


ITEM 1. BUSINESS
        --------

     Capital Realty Investors, Ltd. (the Partnership) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981. On December 31, 1981, the Partnership commenced offering 30,000 units of limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner & Smith, Incorporated. The Partnership closed the offering on December 31, 1982 when 24,837 units of limited partner interest became fully subscribed. As of December 31, 2001, 80 units of limited partner interest have been abandoned.

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 18 Local Partnerships. As of December 31, 2001, the Partnership retained investments in 15 Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage loans and applicable mortgage insurance and/or subsidies, and who remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes. In the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner.

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

                                     PART I

        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2001, follows.

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                    IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1)

                                                                                                        Units        Expiration
                            Mortgage                                                                Authorized for       of
 Name and Location         Payable at            Financed and/or Insured            Number of        Rental Asst.     Section 8
of Apartment Complex      12/31/01 (2)           and/or Subsidized Under           Rental Units      Under Sec. 8    HAP Contract
--------------------      ------------        -----------------------------        ------------     --------------   ------------
Baltic Plaza              $ 6,960,913         New Jersey Housing and                    169              168         02/10/13
 Atlantic City, NJ                             Mortgage Finance Agency

Capitol Commons             6,150,883         Michigan State Housing                    200               30         01/23/12
 Lansing, MI                                   Development Authority

Chestnut                    2,243,027         California Housing                         90               90         01/13/13
 Fresno, CA                                    Finance Agency

Court Place                 5,923,504         Illinois Housing                          160              160         02/01/13
 Pekin, IL                                     Development Authority (IHDA)

Frederick Heights           2,823,570         Section 221(d)(4) of the                  156                0           N/A
 Frederick, MD                                 National Housing Act (NHA)

Hillview Terrace            2,329,832         Rural Economic Community                  125               90         10/01/02 (4)
 Traverse City, MI                             Development (RECD)

Lihue Gardens               2,699,447         RECD                                       58               58         02/22/03
 Lihue, Kauai, HI

Linden Place                9,205,629         IHDA                                      190              190         01/01/22
 Arlington Heights, IL

New Sharon Woods Apts.      2,430,368         Federal Housing Administration             50               50         08/31/04
 Deptford, NJ                                  (FHA)

Park Glen                   5,117,472         IHDA                                      125              125         08/01/23
 Taylorville, IL

Shallowford Oaks            6,447,749         FHA                                       204                0         11/01/01 (6)
 Chamblee, GA

Sundance Apts.              2,327,918         Government National Mortgage               60               60         05/07/02 (7)
 Bakersfield, CA                               Association/FHA

Tandem Townhouses           1,273,297         Pennsylvania Housing                       48               47         09/28/12
 Fairview Borough, PA                          Finance Agency

Warner House                1,914,964         Section 221(d)(4) of the NHA               60               60         10/01/02 (5)
 Warren, OH

Westwood Village            1,340,153         Connecticut Housing Finance                48               48         12/13/11
 New Haven, CT                                 Authority
                          -----------                                              --------           ------
Totals 15                 $59,188,726                                                 1,743            1,176
                          ===========                                              ========           ======

                                     PART I

        --------

                                SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS IN WHICH
                                   CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1) - Continued


                                                                                     Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                            for the Years Ended
                                     As of December 31,                                    December 31,
  Name and Location           ----------------------------------      -------------------------------------------------------
of Apartment Complex          2001   2000    1999    1998   1997        2001        2000        1999        1998       1997
--------------------          ----   ----    ----    ----   ----      --------    --------    --------    --------   --------
Baltic Plaza                   99%   100%    100%     99%    97%      $ 13,050    $ 13,110    $ 13,212    $ 13,014   $ 12,981
 Atlantic City, NJ

Capitol Commons                93%    92%     97%     96%    94%         8,780       9,208       9,479       9,464      9,340
 Lansing, MI

Chestnut                       96%    99%     97%     98%    98%         7,563       7,573       7,451       7,523      7,459
 Fresno, CA

Court Place                    99%   100%     98%    100%   100%        12,321      12,843      12,928      12,555     12,483
 Pekin, IL

Frederick Heights              98%    99%     99%     97%    96%         8,698       8,195       7,677       7,360      7,164
 Frederick, MD

Hillview Terrace               99%    98%    100%     99%   100%         3,923       3,891       2,757       2,759      2,752
 Traverse City, MI

Lihue Gardens                 100%   100%    100%    100%    95%        10,796      10,799      10,657      10,792     11,139
 Lihue, Kauai, HI

Linden Place                   99%   100%     99%    100%   100%        15,068      14,661      14,256      13,944     13,246
 Arlington Heights, IL

New Sharon Woods Apts.         96%    95%     96%     90%   100%        11,343      11,409      11,882      11,401     11,826
 Deptford, NJ

Park Glen                     100%   100%     99%    100%   100%         9,134       9,700       9,744       9,535      9,415
 Taylorville, IL

Shallowford Oaks               94%    99%     99%     99%    99%         6,903       7,932       7,663       7,379      7,162
 Chamblee, GA

Sundance Apts.                100%   100%    100%    100%   100%         8,358       8,355       8,305       8,365      8,559
 Bakersfield, CA

Tandem Townhouses              98%   100%    100%    100%   100%         9,235       9,248       9,240       9,289      9,223
 Fairview Borough, PA

Warner House                   99%    97%     99%    100%   100%         7,503       7,631       7,457       7,635      7,624
 Warren, OH

Westwood Village              100%    95%     98%    100%    98%        11,418      11,378      11,544      11,416     11,217
 New Haven, CT
                              ---    ---     ---     ---    ---       --------    --------    --------    --------   --------
Totals (3) 15                  98%    98%     99%     99%    98%      $  9,606    $  9,729    $  9,617    $  9,495   $  9,439
                              ===    ===     ===     ===    ===       ========    ========    ========    ========   ========


(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2001.
(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.
(4) The Section 8 HAP Contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
(5)  Entered Mark-to-Market program in September 2001.
(6) The Section 8 HAP contract for 41 apartment units was not renewed by the local partnership on November 1, 2001 because HAP rents were below market rents.
(7) Property issued notice to HUD to opt-out of the Section 8 HAP contract at its expiration on May 7, 2002.

                                     PART I

        --------

     On March 23, 2000, Winthrop Beach was sold. See the notes to the financial statements for additional information concerning this sale.

     On June 22, 2001, Frenchman's Wharf I was transferred to an assignee of the mortgagee by deed-in-lieu of foreclosure. See the notes to the financial statements for additional information concerning this transfer.

     On June 24, 2001, a contract for the sale of Baltic Plaza was signed. See the notes to the financial statements for additional information concerning this contract for sale.


ITEM 2. PROPERTIES
        ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors, Ltd. indirectly holds an interest in the real estate owned by the Local Partnerships. See Part I, Item 1 for information concerning these properties.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     There are no material pending legal proceedings to which the Partnership is a party, other than as discussed in Note 2.a. to the financial statements contained in Part III.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
        -----------------------------------------------------
          RELATED PARTNERSHIP MATTERS
          ---------------------------

     (a) There is no established market for the purchase and sale of units of limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

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

          On March 13, 2001, Bond Purchase, L.L.C. (Bond) initiated an unregistered tender offer to purchase approximately 1,200 of the outstanding Units in the Partnership at a price of $37 per Unit; the offer expired April 30, 2001. On November 19, 2001, Bond initiated an unregistered tender offer to purchase up to 710 of the outstanding Units in the Partnership at a price of $81 per Unit; the offer expired December 31, 2001. Bond is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Bond and do not necessarily represent the fair market value of each Unit.

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

          During 2001, a number of investors sold their Units in the Partnership to other investors. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through January 17, 2001, the Partnership received sale transfer requests for approximately 4.7% of the outstanding Units. Accordingly, to remain within the five percent safe harbor, effective January 18, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions were not recognized by the Partnership between January 18, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
        -----------------------------------------------------
          RELATED PARTNERSHIP MATTERS - Continued
          ---------------------------

     (b) As of March 19, 2002, there were approximately 1,600 registered holders of Units in the Partnership.

     (c) On October 17, 2000, the Partnership made a cash distribution of $247,670 ($10.00 per Unit) to Additional Limited Partners who were holders of record as of September 30, 2000. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships, and from the sale of Winthrop Beach in March 2000. On November 7, 2001, the Partnership made a cash distribution of $495,140 ($20.00 per Unit) to Additional Limited Partners who were holders of record as of October 1, 2001. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships.

          The Partnership received distributions of $488,936 and $500,663 from Local Partnerships during 2001 and 2000, respectively. Some of the Local Partnerships operate under restrictions imposed by the pertinent governmental agencies that limit the cash return available to the Partnership.

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

     The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties, through the Partnership's investment in local limited partnerships. Regulatory restrictions on cash distributions from the properties limited the original projections of annual cash distributions from property operations.

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986, which virtually eliminated many of the incentives for the new construction or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, C.R.I., Inc. (the Managing General Partner) continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible, thereby potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

     The Managing General Partner continues to evaluate the Partnership's underlying apartment complexes to develop strategies that make sense for the investors. Issues that are at the forefront of the Managing General Partner's strategic planning include: the expiration of Section 8 Housing Assistance Payment (HAP) contracts, the restrictions on properties with state housing agency financing or Rural Economic Community Development (RECD) agency financing, the cessation of losses to the Partnership due to the complete depletion of low-income housing accelerated depreciation deductions on the Local Partnerships' properties, and the reduction of mortgage interest deductions as the mortgage loans move closer to maturity.

     Traverse City Elderly Limited Partnership (Hillview Terrace), ARA Associates-Shangri-La Ltd. (Shallowford Oaks) and Warner Housing Partnership (Warner House) have or had Section 8 HAP contracts covering 92%, 20%, and 100%, respectively, of their apartment units, which contracts expired during 2001. Hillview Terrace renewed its Section 8 HAP contract at current rents. The Shallowford Oaks Section 8 HAP contract was not renewed when it expired in November 2001. Warner House entered the Mark-to-Market program in September 2001, and the Section 8 HAP contract has been renewed through October 1, 2002 at current rents. In conjunction therewith, the local managing general partner is currently marketing Warner House for sale to not-for-profit entities, which are viewed as the most likely purchasers for this property. A Section 8 HAP contract provides rental subsidies to a property owner for units occupied by low income tenants. If a Section 8 HAP contract is not extended, there would likely be a temporary

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

increase in vacancy during the 6 to 12 months after expiration and an accompanying reduction in rental revenue. As residents in the low-income units move out, the units would be made available to market-rate residents.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by the U. S. Department of Housing and Urban Development
(HUD) (the state housing agencies, RECD and HUD, collectively, the Agencies). These Section 8 HAP contracts began to expire, or had been extended to expire, in 2001. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow prepayment of the mortgage or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of December 31, 2001, the carrying amount of the Partnership's investment in Local Partnerships with Section 8 HAP contracts expiring in the year 2002 was $0.

     Sales of properties with state agency or RECD financing will be extremely difficult. Since the Agencies are unlikely to allow mortgage prepayment and/or sale for a conversion to market rate housing, prospective buyers are generally limited to tax credit buyers or not-for-profit organizations.

     The Managing General Partner is working diligently on behalf of the Partnership to produce the best results possible under these difficult circumstances. While the Managing General Partner cannot predict the outcome for any particular property at this time, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that maximize the benefits to investors.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2001, the Partnership had approximately 1,600 investors who subscribed to a total of 24,837 units of limited partnership interest in the original amount of $24,837,000. The Partnership originally made investments in 18 Local Partnerships, of which 15 remain at December 31, 2001. The Partnership's liquidity, with unrestricted cash resources of $3,273,678 as of December 31, 2001, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs, and to pay off the principal and accrued interest on its one remaining purchase money note. As of March 19, 2002, there were no material commitments for capital expenditures.

     During 2001 and 2000, the Partnership received cash distributions of $488,936 and $500,663, respectively, from the Local Partnerships.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the years ended December 31, 2001 and 2000, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the year ending December 31, 2001, as the distribution to Additional Limited Partners made on November 7, 2001, plus cash used in operating activities, exceeded distributions received from Local Partnerships.

                              Results of Operations
                              ---------------------

2001 versus 2000
----------------

     The Partnership's net income for the year ended December 31, 2001 increased from the corresponding period in 2000 primarily due to extraordinary gain from extinguishment of debt related to the transfer of Lake Properties Limited Partnership (Frenchman's Wharf I). Contributing to the increase in net income was a decrease in interest expense also related to the transfer of Frenchman's Wharf I. Offsetting the increase in the Partnership's net income were a decrease in share of income from partnerships as a result of lower operating income at two properties (as a result of reduced Housing Assistance Payments and increased maintenance, repair and legal expenses at one property, and of increased vacancies and advertising costs at the other), a decrease in interest income due to lower interest rates in 2001, an increase in general and administrative expenses due to higher reimbursed payroll costs, and a loss on disposition of investments in partnerships in the year 2001, compared to a gain in the year 2000.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2001 and 2000 did not include losses of $307,353 and $475,499, respectively. Distributions of $136,696 and $116,158, received from six and five Local Partnerships during 2001 and 2000, respectively, are included in share of income from partnerships because these amounts were in excess of the Partnership's investment.

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

     The combined rental revenues of the Partnership's remaining 15 properties for the five years ended December 31, 2001, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2001 and in prior years.



                                                       For the years ended December 31,
                       ----------------------------------------------------------------------------------------------------
                          2001                  2000                  1999                  1998                   1997
                       -----------           -----------           -----------           -----------           ------------
Combined Rental
  Revenue              $17,265,383           $17,320,537           $17,055,095           $16,767,395           $16,535,999

Annual Percentage
  (Decrease) increase               (0.3%)                1.6%                   1.7%                  1.4%


                                     PART II


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

William B. Dockser, 65, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 55, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Susan R. Campbell, 43, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland. Ms. Campbell has resigned her position effective March 29, 2002.

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

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at March 19, 2002.

           Name and Address               Amount and Nature         % of total
          of Beneficial Owner          of Beneficial Ownership     Units issued
          --------------------         -----------------------     ------------
          Equity Resources Group,             3,330 Units              13.5%
            Incorporated, et. al.
          14 Story Street
          Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 19, 2002, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

              Name of                      Amount and Nature        % of total
          Beneficial Owner              of Beneficial Ownership    Units issued
          ----------------              -----------------------    ------------
          William B. Dockser                      None                   0%
          H. William Willoughby                   None                   0%
          All Directors and Officers
            as a Group (3 persons)                None                   0%

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Index of Exhibits (Listed according to the number assigned in the table in Item 601 of Regulation S-B.)

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

          b. Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors, Ltd. has invested. (This information begins at page III-22.)

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.



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




March 19, 2002                         by:  /s/ William B. Dockser
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


March 19, 2002                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                               Director, President,
                                               and Secretary




March 19, 2002                         by:  /s/ Michael J. Tuszka
--------------                              ------------------------------------
DATE                                        Michael J. Tuszka,
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)


                                      III-5

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



To the Partners
Capital Realty Investors, Ltd.

     We have audited the balance sheets of Capital Realty Investors, Ltd. (a District of Columbia limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $650,185 and $1,011,418 of income in 2001 and 2000, respectively, included in the Partnership's net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd. as of December 31, 2001 and 2000 and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                            Grant Thornton LLP


Vienna, Virginia
March 8, 2002

                                      III-6

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                                    December 31,
                                                                                           ----------------------------
                                                                                               2001            2000
                                                                                           ------------    ------------
Investments in and advances to partnerships ............................................   $  2,990,401    $  3,910,073
Investment in partnerships held for sale or transfer ...................................      1,264,971         144,293
Cash and cash equivalents ..............................................................      3,273,678       3,521,455
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $292,726 and $301,244, respectively ...............        312,557         356,825
Property purchase costs,
  net of accumulated amortization of $89,957 and $95,108, respectively .................         95,133         111,811
Other assets ...........................................................................            109           1,407
                                                                                           ------------    ------------

      Total assets .....................................................................   $  7,936,849    $  8,045,864
                                                                                           ============    ============




                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Due on investments in partnerships .....................................................   $    700,000    $  4,478,800
Accrued interest payable ...............................................................      1,015,000       8,134,169
Accounts payable and accrued expenses ..................................................         62,755          86,759
                                                                                           ------------    ------------

      Total liabilities ................................................................      1,777,755      12,699,728
                                                                                           ------------    ------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ...................................................................         14,000          14,000
    Limited Partners ...................................................................     24,837,000      24,837,000
                                                                                           ------------    ------------

                                                                                             24,851,000      24,851,000

  Less:
    Accumulated distributions to partners ..............................................     (1,738,912)     (1,243,772)
    Offering costs .....................................................................     (2,689,521)     (2,689,521)
    Accumulated losses .................................................................    (14,263,473)    (25,571,571)
                                                                                           ------------    ------------

      Total partners' capital (deficit) ................................................      6,159,094      (4,653,864)
                                                                                           ------------    ------------

      Total liabilities and partners' capital (deficit) ................................   $  7,936,849    $  8,045,864
                                                                                           ============    ============


                     The accompanying notes are an integral
                       part of these financial statements.

                                      III-7

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS


                                                                             For the years ended
                                                                                 December 31,
                                                                        ----------------------------
                                                                           2001             2000
                                                                        -----------      -----------
Share of income from partnerships ...................................   $    787,574    $  1,127,576
                                                                        ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income .......................................        128,092         204,809
                                                                        ------------    ------------

  Expenses:
    Interest ........................................................        249,556         470,197
    General and administrative ......................................        168,964         135,131
    Management fee ..................................................         95,208          95,208
    Professional fees ...............................................         76,381          75,679
    Amortization of deferred costs ..................................         20,691          28,063
                                                                        ------------    ------------

                                                                             610,800         804,278
                                                                        ------------    ------------

      Total other revenue and expenses ..............................       (482,708)       (599,469)
                                                                        ------------    ------------

Income before (loss) gain on disposition of investment in partnership
  and extraordinary gain from extinguishment of debt ................        304,866         528,107

(Loss) gain on disposition of investment in partnership .............       (144,293)        527,850
                                                                        ------------    ------------

Income before extraordinary gain from extinguishment of debt ........        160,573       1,055,957

Extraordinary gain from extinguishment of debt ......................     11,147,525            --
                                                                        ------------    ------------

Net income ..........................................................   $ 11,308,098    $  1,055,957
                                                                        ============    ============


Net income allocated to General Partners (3%) .......................   $    339,243    $     31,679
                                                                        ============    ============


Net income allocated to Limited Partners (97%) ......................   $ 10,968,855    $  1,024,278
                                                                        ============    ============


Net income per unit of Limited Partner Interest
  based on 24,757 and 24,767 units outstanding, respectively ........   $     443.06    $      41.36
                                                                        ============    ============


                     The accompanying notes are an integral
                       part of these financial statements.

                                      III-8

                         CAPITAL REALTY INVESTORS, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                                              General                Limited
                                                              Partners               Partners                Total
                                                              ---------             -----------           -----------
Partners' deficit, January 1, 2000                            $(800,189)            $(4,661,962)          $(5,462,151)

  Net income                                                     31,679               1,024,278             1,055,957

  Distribution of $10.00 per unit of
    Limited Partner Interest                                         --                (247,670)             (247,670)
                                                              ---------             -----------           -----------

Partners' deficit, December 31, 2000                           (768,510)             (3,885,354)           (4,653,864)

  Net income                                                    339,243              10,968,855            11,308,098

  Distribution of $20.00 per Unit of
    Limited Partner Interest                                         --                (495,140)             (495,140)
                                                              ---------             -----------           -----------

Partners' (deficit) capital, December 31, 2001                $(429,267)            $ 6,588,361           $ 6,159,094
                                                              =========             ===========           ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                                      III-9

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                                                                       For the years ended
                                                                                           December 31,
                                                                                  ---------------------------
                                                                                     2001            2000
                                                                                  -----------     -----------
Cash flows from operating activities:
  Net income ..................................................................   $ 11,308,098    $  1,055,957

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (787,574)     (1,127,576)
    Amortization of deferred costs ............................................         20,691          28,063
    Loss (gain) on disposition of investments in partnerships .................        144,293        (527,850)
    Extraordinary gain from extinguishment of debt ............................    (11,147,525)           --

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships .....         (6,136)         (6,137)
      Decrease (increase) in other assets .....................................          1,298            (629)
      Increase in accrued interest payable ....................................        249,556         470,197
      Decrease in accounts payable and accrued expenses .......................        (24,004)         (6,755)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (241,303)       (114,730)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        488,936         500,663
  Proceeds from disposition of investment in partnership ......................           --           543,289
  Release of investment held in escrow ........................................           --           140,000
  Advances made to local partnerships .........................................           (270)        (11,825)
  Collection of advances made to local partnerships ...........................           --               528
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        488,666       1,172,655
                                                                                  ------------    ------------

Cash flow from financing activities:
  Distribution to Additional Limited Partners .................................       (495,140)       (247,670)
                                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents ..........................       (247,777)        810,255

Cash and cash equivalents, beginning of year ..................................      3,521,455       2,711,200
                                                                                  ------------    ------------

Cash and cash equivalents, end of year ........................................   $  3,273,678    $  3,521,455
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

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2001 and 2000, the Partnership's share of cumulative losses of seven and eight of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $5,753,385 and $8,430,339, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. As of December 31, 2001 and 2000, cumulative cash distributions of $3,167,725 and $2,975,173, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

                                     III-11

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
     ------------------------------------------

     d.   Investment in partnerships held for sale or transfer
          ----------------------------------------------------

          On January 12, 2001, the Local Partnership entered into a contract to sell Frenchman's Wharf I, as discussed in Note 2.a. The Partnership's investment in this Local Partnership was classified as an investment in partnerships held for sale or transfer in the accompanying balance sheet at December 31, 2000. The sale was not consummated but the property was transferred by deed-in-lieu of foreclosure to the mortgagee's assignee in June 2001. On June 24, 2001, the local managing general partner entered into a contract to sell Baltic Plaza, as discussed in Note 2.d. Accordingly, the Partnership's investment in this Local Partnership was classified as an investment in partnerships held for sale or transfer in the accompanying balance sheet at December 31, 2001. Assets held for sale or transfer are not recorded in excess of their estimated net realizable value.

     e.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits, and repurchase agreements with original maturities of three months or less.

     f.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partnership interests. Such costs were recorded as a reduction of partners' capital when incurred.

     g.   Income taxes
          -----------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision has been made for income taxes in these financial statements.

     h.   Use of estimates
          ----------------

          In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     i.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2001, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

                                     III-12

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
     ------------------------------------------

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

     j.   New accounting pronouncement
          ----------------------------

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142" or "the Statement"), "Goodwill and Other Intangible Assets," which supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal year 2002, however, earlier application is permitted. The General Partner believes that the adoption of SFAS No. 142 will not have a material impact on the financial position or the results of operations of the Partnership.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS
     -------------------------------------------

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2001 and 2000, the Partnership held limited partner interests in 15 and 16 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships were as follows.

                                                         December 31,
                                              -------------------------------
                                                  2001                2000
                                              -----------         -----------

     Purchase money notes due in:
       1997                                   $   700,000         $   700,000
       1998                                            --           3,778,800
                                              -----------         -----------

              Subtotal                            700,000           4,478,800
                                              -----------         -----------

     Accrued interest payable                   1,015,000           8,134,169
                                              -----------         -----------

              Total                           $ 1,715,000         $12,612,969
                                              ===========         ===========


          The remaining purchase money note has a stated interest rate of 7.25%. It is payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                                     III-13

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2001 and 2000 was $249,556 and $470,197, respectively. The accrued interest payable on the purchase money notes of $1,015,000 as of December 31, 2001, is currently due because the note has matured.

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

          In 1996, the U.S. Department of Housing and Urban Development (HUD) sold the mortgage loan on Frenchman's Wharf I to the same lender as Shallowford Oaks, (see discussion concerning Shallowford Oaks, below). The mortgage loan matured in May 2000, but was not paid. In May 2000, the local managing general partner obtained a forbearance agreement from the lender which was originally scheduled to expire on March 31, 2001, but which was subsequently extended several times until June 25, 2001. The forbearance agreement allowed for the discounted payoff of the mortgage loan.

          In January 2001, the Local Partnership entered into a contract to sell the property. However, the purchaser was unable to consummate the purchase. As a result, in accordance with the forbearance agreement, on June 22, 2001, the property was transferred to an assignee of the mortgagee. The transfer of the property and resulting loss of the Partnership's interest in Frenchman's Wharf I resulted in extraordinary gain from extinguishment of debt of $11,147,525 and loss on disposition of investment in partnerships of $144,293 for financial statement purposes in 2001, and a total gain of $17,297,006 for federal tax purposes in 2001. The Partnership received no consideration for the transfer of the property.

          In recognition of the transfer of the Frenchman's Wharf I property, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $144,293 as of December 31, 2000, were reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at December 31, 2000.

          In May 2000, the holder of one of the purchase money notes (Note) made by the Partnership, and secured by an undivided interest in the
     Partnership's limited partner interest in Frenchman's Wharf I, filed a Complaint in Alabama Circuit Court to foreclose on the Local Partnership interest. The plaintiff took no action in the case until December 2001, at which time the defendants were served with a Motion of Summary Judgment. The pleading alleged that the Partnership allowed the transfer of the Frenchman's Wharf I property without the plaintiff's permission. The Partnership responded, inter alia, that the transfer was a deed-in-lieu of foreclosure to an assignee of the mortgage holder; that the mortgage note had been in default; that the plaintiff's pledge was expressly subordinate to the mortgage; and that the plaintiff knew about the transfer in advance but did not object. Hearings took place on January 18, 2002 and on February 8, 2002. On March 7, 2002, the court granted the plaintiff the authority to conduct a judicial sale of the Partnership's proportionate share of its interest in Frenchman's Wharf I (the collateral to the Note). Further, the court ruled that the Note is a non-recourse loan and, therefore,

                                     III-14

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     there is no personal liability to the Partnership. Accordingly, the effect of this ruling on the Partnership should be minimal, as the Partnership already recognized the loss of the property owned by Frenchman's Wharf I in 2001.

                                Shallowford Oaks
                                ----------------

          The Partnership defaulted on its purchase money note relating to ARA Associates- Shangri-La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. The total amount due on the purchase money note consisted of outstanding principal and accrued interest of $700,000 and $1,015,000, respectively, as of December 31, 2001, and $700,000 and $1,025, 845, respectively, as of March 19, 2002.
     The Managing General Partner had previously proposed to extend the maturity date of the note until November 2001, coterminous with the expiration of the Local Partnership's Provisional Workout Agreement (PWA) related to its mortgage loan, and the noteholders had agreed in principle to extend the purchase money note to December 2001. On December 18, 2001, the Managing General Partner made an offer to the noteholders for a discounted payoff of the purchase money note, which offer was rejected. It has been determined that the note is recourse to the Partnership, and the parties are currently working toward a payoff in full. The Partnership did not receive any distributions from Shallowford Oaks during the years ended December 31, 2001 and 2000, nor was there any income or loss from the Local Partnership included in share of income from partnerships in the statements of operations for the periods then ended.

          On November 3, 1997, Shallowford Oaks' mortgage lender accelerated the maturity of the Local Partnership's mortgage loan and was demanding payment in full due to a purported nonmonetary default of the PWA with the lender's predecessor, HUD. Subsequently, the local managing general partner filed an action to enjoin the attempted foreclosure. The court entered an order for equitable relief in Shallowford's favor on November 12, 1998. The lender filed a motion for a new trial and a motion to alter or amend judgment in December 1998. The court denied the lender's motions by order dated March 24, 1999. Subsequently, the lender filed an appeal to the order for equitable relief and oral arguments were held on October 13, 1999. In February 2000, the Partnership received written notification of the court's ruling in its favor. In connection with the mortgage lender's attempt to foreclose on Shallowford Oaks, the Partnership filed a countersuit against the mortgage lender. On October 6, 2000, the court of jurisdiction heard the mortgage lender's motion for dismissal of the countersuit. On May 17, 2001, the court ruled in the lender's favor. For the years ended December 31, 2001 and 2000, the Partnership advanced Shallowford Oaks $270 and $11,298 (net), respectively, for legal costs.

          On November 30, 2001, mortgage modification documents were finalized. In accordance with the original terms of the PWA, this mortgage modification recast all delinquent interest over the remaining mortgage amortization period, which is through October 1, 2021. The mortgage is now callable on December 1, 2011, as is also the equity participation which was part of the mortgage modification.

                                     III-15

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

     b.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 74.99% to 98.98% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2001 and 2000, the Partnership received cash distributions from the rental operations of the Local Partnerships of $488,936 and $500,663, respectively. As of December 31, 2001 and 2000, 12 and 13 of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amount of $2,158,967 and $2,392,441, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

          The cash distributions to the Partnership from the operations of the Local Partnerships may be limited by the Agencies' regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are generally required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

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

     c.   Advances to Local Partnerships
          ------------------------------

          As of December 31, 2001 and December 31, 2000, the Partnership had advanced funds, including accrued interest, totaling $290,896 and $772,989 to Local Partnerships. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the related Local Partnership level during prior years.

     d.   Property matters
          ----------------

                                  Baltic Plaza
                                  ------------

          On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). Currently, the property is scheduled to be sold by May 31, 2002. There is no assurance that a sale of the property will occur.

                                     III-16

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Due to the planned sale of the property related to the Partnership's investment in Baltic Plaza, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,264,971 as of December 31, 2001, have been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at December 31, 2001.

                                 Winthrop Beach
                                 --------------

          On March 23, 2000, Winthrop Beach Associates (Winthrop Beach) sold its property. The sale resulted in gain on disposition of investments in partnerships of $527,850 for financial statement purposes in 2000, and a total gain of $1,511,575 for federal tax purposes in 2000.

     e.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the 15 and 16 Local Partnerships in which the Partnership is invested as of December 31, 2001 and 2000, respectively, follow. The combined statement of operations for the year ended December 31, 2000, includes information for Winthrop Beach through the date of its sale. The combined statement of operations for the year ended December 31, 2001, includes information for Frenchman's Wharf I through the date of transfer of the property.

                             COMBINED BALANCE SHEETS

                                                                        For the years ended
                                                                             December 31,
                                                                   -----------------------------
                                                                      2001              2000
                                                                   -----------       -----------
     Rental property, at cost, net of accumulated depreciation
       of $52,430,581 and $57,487,272, respectively                $26,667,421       $31,817,823
     Land                                                            5,325,546         7,525,546
     Other assets                                                   18,853,563        18,668,381
                                                                   -----------       -----------

          Total assets                                             $50,846,530       $58,011,750
                                                                   ===========       ===========


     Mortgage notes payable                                        $59,188,726       $66,542,428
     Other liabilities                                               3,988,634         7,295,559
                                                                   -----------       -----------

          Total liabilities                                         63,177,360        73,837,987

     Partners' deficit                                             (12,330,830)      (15,826,237)
                                                                   -----------       -----------

          Total liabilities and partners' deficit                  $50,846,530       $58,011,750
                                                                   ===========       ===========

                                     III-17

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------


                        COMBINED STATEMENTS OF OPERATIONS


                                                   For the years ended
                                                       December 31,
                                               ------------------------------
                                                   2001             2000
                                               -----------       -----------
          Revenue:
            Rental                             $18,070,064       $18,942,509
            Interest                               817,433           762,559
            Other                                  255,122           278,669
                                               -----------       -----------

              Total revenue                     19,142,619        19,983,737
                                               -----------       -----------

          Expenses:
            Operating                            9,761,163         9,530,893
            Interest                             5,641,355         6,194,270
            Depreciation                         3,099,631         3,333,160
            Amortization                            39,596            39,596
            Other                                   13,000
                                               -----------       -----------

              Total expenses                    18,554,745        19,097,919
                                               -----------       -----------

          Net income                           $   587,874       $   885,818
                                               ===========       ===========


     f.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
            net income to taxable income
            ----------------------------

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

                                                                  For the years ended
                                                                       December 31,
                                                              ----------------------------
                                                                  2001             2000
                                                              -----------       ----------
     Financial statement net income                           $   587,874       $   885,818

     Adjustments:
       Additional book depreciation, net of depreciation
         on construction period expenses capitalized for
         financial statement purposes                           2,174,023         2,583,981

       Amortization for financial statement purposes
         not deducted for income tax purposes                     153,881            45,099

       Miscellaneous, net                                          94,864            (2,875)
                                                              -----------       -----------
     Taxable income                                           $ 3,010,642       $ 3,512,023
                                                              ===========       ===========


                                     III-18

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS
     --------------------------

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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2001 and 2000, the Partnership paid $140,918 and $104,656, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

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

     For each of the years ended December 31, 2001 and 2000, the Partnership paid the Managing General Partner a Management Fee of $95,208.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates during 2001 or 2000.


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS
     ------------------------------------------------

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

                                     III-19

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued
     ------------------------------------------------

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

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such amounts were paid to the Managing General Partner and/or its affiliates during 2001 or 2000.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the limited partners and three percent to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On October 17, 2000, the Partnership made a cash distribution of $247,670 ($10.00 per Unit) to Additional Limited Partners who were holders of record as of September 30, 2000. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships, and from the sale of Winthrop Beach in March 2000. On November 7, 2001, the Partnership made a cash distribution of $495,140 ($20.00 per Unit) to Additional Limited Partners who were holders of record as of October 1, 2001. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships.

     As  defined  in  the  Partnership  Agreement,  after  the  payment  of  the distribution to Additional Limited Partners as described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2001 and 2000. The Managing General Partner has reserved all of the Partnership's undistributed cash for repayment of the Partnership's outstanding purchase money note and related accrued interest, and for future working capital needs.

                                     III-20

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT
     -------------------------------------------------------
       NET INCOME TO TAXABLE INCOME
       ----------------------------

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

                                                                           For the years ended
                                                                               December 31,
                                                                       -----------------------------
                                                                          2001               2000
                                                                       -----------        ----------
Financial statement net income                                         $11,308,098        $1,055,957

Adjustments:
  Differences between financial statement net income and
    taxable income related to the Partnership's equity
    in the Local Partnerships' income                                    8,720,418         3,282,328

  Costs amortized over a shorter period for
    income tax purposes                                                     20,691            37,017
                                                                       -----------        ----------
Taxable income                                                         $20,049,207        $4,375,302
                                                                       ===========        ==========




                                      # # #

                                     III-21

                                EXHIBIT No. 99 b.


Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors, Ltd. has invested.



                                     III-22