Form 10QSB
period 2002-03-31
CAPITAL REALTY INVESTORS LTD
filed 2002-05-02
CIK 354521

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

                  For the quarterly period ended March 31, 2002


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

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2002




                                                                          Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2002 and December 31, 2001........................   1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2002 and 2001..........   2

         Statements of Cash Flows
           - for the three months ended March 31, 2002 and 2001..........   3

         Notes to Financial Statements
           - March 31, 2002 and 2001.....................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   8


Part II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................   10

Item 5.  Other Information...............................................   10

Item 6.  Exhibits and Reports on Form 8-K................................   11

Signature................................................................   12

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        --------------------

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        March 31,      December 31,
                                                                                          2002            2001
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  2,891,000    $  2,990,401
Investment in partnership held for sale ...........................................      1,310,072       1,264,971
Cash and cash equivalents .........................................................      3,376,697       3,273,678
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $269,509 and $292,726, respectively ..........        308,774         312,557
Property purchase costs,
  net of accumulated amortization of $91,114 and $89,957, respectively ............         93,976          95,133
Other assets ......................................................................            364             109
                                                                                      ------------    ------------

      Total assets ................................................................   $  7,980,883    $  7,936,849
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Due on investment in partnership ..................................................   $    700,000    $    700,000
Accrued interest payable ..........................................................      1,027,688       1,015,000
Accounts payable and accrued expenses .............................................         49,984          62,755
                                                                                      ------------    ------------

      Total liabilities ...........................................................      1,777,672       1,777,755
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (1,738,912)     (1,738,912)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................    (14,219,356)    (14,263,473)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      6,203,211       6,159,094
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  7,980,883    $  7,936,849
                                                                                      ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        --------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                For the three months ended
                                                                        March 31,
                                                               ----------------------------
                                                                   2002            2001
                                                               ------------    ------------
Share of income from partnerships ..........................   $    168,751    $    276,492
                                                               ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest income ........................................         10,186          45,167
                                                               ------------    ------------

  Expenses:
    Interest ...............................................         12,688         117,549
    General and administrative .............................         67,640          37,740
    Management fee .........................................         23,802          23,802
    Professional fees ......................................         25,750          21,888
    Amortization of deferred costs .........................          4,940           5,406
                                                               ------------    ------------

                                                                    134,820         206,385
                                                               ------------    ------------

      Total other revenue and expenses .....................       (124,634)       (161,218)
                                                               ------------    ------------

Net income .................................................         44,117         115,274

Accumulated losses, beginning of period ....................    (14,263,473)    (25,571,571)
                                                               ------------    ------------

Accumulated losses, end of period ..........................   $(14,219,356)   $(25,456,297)
                                                               ============    ============



Net income allocated to General Partners (3%) ..............   $      1,324    $      3,458
                                                               ============    ============


Net income allocated to Limited Partners (97%) .............   $     42,793    $    111,816
                                                               ============    ============


Net income per unit of Limited Partner Interest
  based on 24,757 and 24,767 units outstanding, respectively   $       1.73    $       4.51
                                                               ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                  For the three months ended
                                                                                           March 31,
                                                                                  --------------------------
                                                                                     2002            2001
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $    44,117    $   115,274

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (168,751)      (276,492)
    Amortization of deferred costs ............................................         4,940          5,406

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships .....          --           (1,534)
      (Increase) decrease in other assets .....................................          (255)           510
      Increase in accrued interest payable ....................................        12,688        117,549
      Decrease in accounts payable and accrued expenses .......................       (12,771)       (32,237)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (120,032)       (71,524)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................       223,051        168,377
                                                                                  -----------    -----------

Net increase in cash and cash equivalents .....................................       103,019         96,853

Cash and cash equivalents, beginning of period ................................     3,273,678      3,521,455
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 3,376,697    $ 3,618,308
                                                                                  ===========    ===========




                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of March 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the interim period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2001.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS
     -------------------------------------------

a.   Due on investment in partnership and accrued interest payable
     -------------------------------------------------------------

                              Purchase money notes
                              --------------------

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2002 and 2001 was $12,688 and $117,549, respectively. The accrued interest payable on the purchase money note of $1,027,688 and $1,015,000 as of March 31, 2002 and December 31, 2001,
respectively, is currently due because the note has matured.

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

     In January 2001, the Local Partnership entered into a contract to sell the property. However, the purchaser was unable to consummate the purchase. As a result, in accordance with the forbearance agreement with the mortgage lender, on June 22, 2001, the property was transferred to an assignee of the mortgagee. The transfer of the property and resulting loss of the Partnership's interest in Frenchman's Wharf I resulted in extraordinary gain from extinguishment of debt of $11,147,525 and loss on disposition of investment in partnerships of $144,293 for financial statement purposes in 2001, and a total gain of $17,297,006 for federal tax purposes in 2001. The Partnership received no consideration for the transfer of the property.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

     In May 2000, the holder of one of the purchase money notes (Note) made by the Partnership, and secured by an undivided interest in the Partnership's limited partner interest in Frenchman's Wharf I, filed a Complaint in Alabama Circuit Court to foreclose on the Local Partnership interest. The plaintiff took no action in the case until December 2001, at which time the defendants were served with a Motion of Summary Judgment. The pleading alleged that the Partnership allowed the transfer of the Frenchman's Wharf I property without the plaintiff's permission. The Partnership responded, inter alia, that the transfer was a deed-in-lieu of foreclosure to an assignee of the mortgage holder; that the mortgage note had been in default; that the plaintiff's pledge was expressly subordinate to the mortgage; and that the plaintiff knew about the transfer in advance but did not object. Hearings took place on January 18, 2002 and on February 8, 2002. On March 7, 2002, the court granted the plaintiff the authority to conduct a judicial sale of the Partnership's proportionate share of its interest in Frenchman's Wharf I (the collateral to the Note). Further, the court found that the Note is a non-recourse loan and, therefore, there is no personal liability to the Partnership. Accordingly, the effect of this ruling on the Partnership should be minimal, as the Partnership already recognized the loss of the property owned by Frenchman's Wharf I in 2001.

                                Shallowford Oaks
                                ----------------

     The Partnership defaulted on its purchase money note relating to ARA Associates-Shangri- La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. The total amount due on the purchase money note consisted of outstanding principal and accrued interest of $700,000 and $1,027,688, respectively, as of March 31, 2002, and $700,000 and
$1,031,963, respectively, as of May 2, 2002. The Managing General Partner had previously proposed to extend the maturity date of the note until November 2001, coterminous with the expiration of the Local Partnership's Provisional Workout Agreement (PWA) related to its mortgage loan, and the noteholders had agreed in principle to extend the purchase money note to December 2001. On December 18, 2001, the Managing General Partner made an offer to the noteholders for a discounted payoff of the purchase money note, which offer was rejected. It has been determined that the note is recourse to the Partnership, and the parties are currently working toward a payoff in full. The Partnership did not receive any distributions from Shallowford Oaks during the three month periods ended March 31, 2002 and 2001, nor was there any income or loss from the Local Partnership included in share of income from partnerships in the statements of operations for the periods then ended.

     On November 3, 1997, Shallowford Oaks' mortgage lender accelerated the maturity of the Local Partnership's mortgage loan and was demanding payment in full due to a purported nonmonetary default of the PWA with the lender's predecessor, the U.S. Department of Housing and Urban Development (HUD). Subsequently, the local managing general partner filed an action to enjoin the attempted foreclosure. The court entered an order for equitable relief in Shallowford's favor on November 12, 1998. The lender filed a motion for a new trial and a motion to alter or amend judgment in December 1998. The court denied the lender's motions by order dated March 24, 1999. Subsequently, the lender filed an appeal to the order for equitable relief and oral arguments were held on October 13, 1999. In February 2000, the Partnership received written notification of the court's ruling in its favor. In connection with the mortgage lender's attempt to foreclose on Shallowford Oaks, the Partnership filed a countersuit against the

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

mortgage lender. On October 6, 2000, the court of jurisdiction heard the mortgage lender's motion for dismissal of the countersuit. On May 17, 2001, the court ruled in the lender's favor.

     On November 30, 2001, mortgage modification documents were finalized. In accordance with the original terms of the PWA, this mortgage modification recast all delinquent interest over the remaining mortgage amortization period, which is through October 1, 2021. The mortgage is now callable on December 1, 2011, as is also the equity participation which was part of the mortgage modification. The Local Partnership is currently negotiating to refinance Shallowford Oaks, and to pay off the existing mortgage loan at a discount. If these transactions are successfully completed, the equity participation feature of the existing mortgage loan will be eliminated. There is no assurance that a refinancing of Shallowford Oaks, or discounted payoff of the existing mortgage loan will occur.

b.   Advances to Local Partnership
     -----------------------------

     As of both March 31, 2002 and December 31, 2001, the Partnership had advanced funds, including accrued interest, totaling $290,896 to Shallowford Oaks. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

c.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). Currently, the property is scheduled to be sold by June 30, 2002. There is no assurance that a sale of the property will occur.

     Due to the planned sale of the property related to the Partnership's investment in Baltic Plaza, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,310,072 as of March 31, 2002, and $1,264,971 as of December 31, 2001
have been reclassified to investment in partnership held for sale in the accompanying balance sheets at March 31, 2002 and December 31, 2001.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 15 and 16 Local Partnerships in which the Partnership was invested as of March 31, 2002 and 2001, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statement of operations for the three months ended March 31, 2001, includes information for Frenchman's Wharf I.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------------------


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  For the three months ended
                                                           March 31,
                                                 ---------------------------
                                                    2002              2001
                                                 ----------        ----------
         Revenue:
           Rental                                $4,316,349        $4,722,039
           Other                                    263,275           259,541
                                                 ----------        ----------

             Total revenue                        4,579,624         4,981,580
                                                 ----------        ----------

         Expenses:
           Operating                              2,223,205         2,365,414
           Interest                               1,410,340         1,541,655
           Depreciation and amortization            729,974           839,018
                                                 ----------        ----------

             Total expenses                       4,363,519         4,746,087
                                                 ----------        ----------

         Net income                              $  216,105        $  235,493
                                                 ==========        ==========


     As of March 31, 2002 and 2001, the Partnership's share of cumulative losses to date for seven and eight of the 15 and 16 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $5,704,220 and $8,461,373, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS
     --------------------------

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $67,094 and $32,437 for the three month periods ended March 31, 2002, and 2001, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended March 31, 2002 and 2001.



                                      # # #

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations
          ------------------------------------------------


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

     Traverse City Elderly Limited Partnership (Hillview Terrace), Sundance Apartments Associates (Sundance) and Warner Housing Partnership (Warner House) have Section 8 HAP contracts covering 72%, 100%, and 100%, respectively, of their apartment units, which contracts expire during 2002. Hillview Terrace renewed its Section 8 HAP contract at current rents through October 1, 2002. Sundance issued notice to the U. S. Department of Housing and Urban Development
(HUD) to opt-out of the Section 8 HAP contract at its expiration on May 7, 2002, however, due to increased rent levels in the submarket in which Sundance is located, this decision is being reviewed. Warner House entered the Mark-to-Market program in September 2001, and the Section 8 HAP contract was renewed through October 1, 2002, at current rents. In conjunction therewith, the local managing general partner is currently marketing Warner House for sale to not-for-profit entities, which are viewed as the most likely purchasers for this property. A Section 8 HAP contract provides rental subsidies to a property owner for units occupied by low income tenants. If a Section 8 HAP contract is not extended, there would likely be a temporary increase in vacancy during the 6 to 12 months after expiration and an accompanying reduction in rental revenue. As residents in the low-income units move out, the units would be made available to market-rate residents.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by HUD (the state housing agencies, RECD and HUD, collectively, the Agencies). These Section 8 HAP contracts began to expire, or had been extended to expire, in 2002. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow prepayment of the mortgage or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring
Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of March 31, 2002, the carrying amount of the Partnership's investment in Local Partnerships with
Section 8 HAP contracts expiring in the next 12 months was $128,035.

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $3,376,697 as of March 31, 2002, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 2, 2002, there were no material commitments for capital expenditures.

     The Partnership is the maker of a purchase money note which matured on January 1, 1997, and has not been paid with respect to ARA Associates-Shangri-La Ltd. (Shallowford Oaks). The total amount due on the purchase money note consisted of outstanding principal and accrued interest of $700,000 and $1,027,688, respectively, as of March 31, 2002, and $700,000 and $1,015,000,
respectively, as of December 31, 2001. The principal and accrued interest payable on the purchase money note are currently due because the note has matured.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month periods ended March 31, 2002 and 2001, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the three month period ended March 31, 2002, as the receipt of distributions from Local Partnerships exceeded net cash used in operating activities.

     The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for the retirement of the Partnership's outstanding purchase money note related to Shallowford Oaks, and for operating cash reserves. No distributions were declared or paid by the Partnership during the three month period ended March 31, 2002.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2002 decreased from the corresponding period in 2001 primarily due to a decrease in share of income from partnerships generally related to a decrease in rental revenue and an increase in operating expenses at two properties. Contributing to the decrease in the Partnership's net income were a decrease in interest income primarily due to lower interest rates in 2002, an increase in general and administrative expenses due to higher reimbursed payroll costs, and an increase in professional fees related to legal expenses. Partially offsetting the decrease in the Partnership's net income were decreases in interest expense and amortization of deferred costs, both related to a lower purchase money note balance in 2002.

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2002 and 2001, did not include losses of $73,654 and $118,872, respectively.

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

     On September 20, 2001, Equity Resource Lexington Fund Limited Partnership (Lexington) initiated a registered tender offer to purchase 4,953 of the outstanding Units in the Partnership at a price of $75 per Unit; the offer expired November 2, 2001. Lexington is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Lexington and does not necessarily represent the fair market value of each Unit.

     In response to the Lexington offer, on September 28, 2001, the Managing General Partner filed a Schedule 14D-9. In that filing, the Managing General Partner recommended that Limited Partners reject the Lexington offer because it viewed the offer price as inadequate.

     On April 1, 2002, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase approximately 1,200 of the outstanding Units in the Partnership at a price of $60 per Unit; the offer expires June 3, 2002. Peachtree is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit.

Part II. OTHER INFORMATION
         -----------------
Item 5. Other Information - Continued
        -----------------

     During 2001, a number of investors sold their Units in the Partnership to other investors. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through January 17, 2001, the Partnership received sale transfer requests for approximately 4.7% of the outstanding Units. Accordingly, to remain within the five percent safe harbor, effective January 18, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions were not recognized by the Partnership between January 18, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002. For the calendar year 2002 to May 2, 2002, Units transferred have not exceeded 4.9% of the total outstanding Units; therefore, the Partnership has not halted recognition of transfers.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None

     b. No reports of Form 8-K were filed with the Commission during the quarter ended March 31, 2002.

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

                                  CAPITAL REALTY INVESTORS, LTD.
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




May 2, 2002                            by:  /s/ Michael J. Tuszka
--------------                              ------------------------------------
DATE                                        Michael J. Tuszka
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)