Form 10QSB
period 2002-06-30
CAPITAL REALTY INVESTORS LTD
filed 2002-08-09
CIK 354521

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

                  For the quarterly period ended June 30, 2002


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

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED June 30, 2002


                                                                          Page


Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets
          - June 30, 2002 and December 31, 2001.........................    1

        Statements of Operations and Accumulated Losses
          - for the three and six months ended June 30, 2002 and 2001...    2

        Statements of Cash Flows
          - for the six months ended June 30, 2002 and 2001.............    3

        Notes to Financial Statements
          - June 30, 2002 and 2001......................................    4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    8


Part II - OTHER INFORMATION

Item 5. Other Information................................................. 10

Item 6. Exhibits and Reports on Form 8-K.................................. 11

Certification of Periodic Financial Report..............................   12

Signature...............................................................   13

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2002           2001
                                                                                      ------------    ------------
                                                                                      (Unaudited)
Investments in and advances to partnerships .......................................   $  3,133,889    $  2,990,401
Investment in partnership held for sale ...........................................      1,282,890       1,264,971
Cash and cash equivalents .........................................................      1,818,259       3,273,678
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $300,292 and $292,726, respectively ..........        304,991         312,557
Property purchase costs,
  net of accumulated amortization of $92,271 and $89,957, respectively ............         92,819          95,133
Other assets ......................................................................            201             109
                                                                                      ------------    ------------

      Total assets ................................................................   $  6,633,049    $  7,936,849
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Due on investment in partnership ..................................................   $       --      $    700,000
Accrued interest payable ..........................................................           --         1,015,000
Accounts payable and accrued expenses .............................................         64,243          62,755
                                                                                      ------------    ------------

      Total liabilities ...........................................................         64,243       1,777,755
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (1,738,912)     (1,738,912)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................    (13,853,761)    (14,263,473)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      6,568,806       6,159,094
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  6,633,049    $  7,936,849
                                                                                      ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                   For the three months ended       For the six months ended
                                                            June 30,                        June 30,
                                                  ----------------------------    ----------------------------
                                                      2002            2001            2002            2001
                                                  ------------    ------------    ------------    ------------
Share of income from partnerships .............   $    457,453    $    175,166    $    626,204    $    451,658
                                                  ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ..........           --        11,147,525            --        11,147,525
    Interest income ...........................          8,792          36,179          18,978          81,345
                                                  ------------    ------------    ------------    ------------

                                                         8,792      11,183,704          18,978      11,228,870
                                                  ------------    ------------    ------------    ------------

  Expenses:
    Interest ..................................          3,997         106,633          16,685         224,182
    General and administrative ................         42,161          36,619         109,801          74,359
    Management fee ............................         23,802          23,802          47,604          47,604
    Professional fees .........................         25,750          19,387          51,500          41,275
    Amortization of deferred costs ............          4,940           5,407           9,880          10,812
                                                  ------------    ------------    ------------    ------------

                                                       100,650         191,848         235,470         398,232
                                                  ------------    ------------    ------------    ------------

      Total other revenue and expenses ........        (91,858)     10,991,856        (216,492)     10,830,638
                                                  ------------    ------------    ------------    ------------


Income before loss on disposition
  of investment in partnership ................        365,595      11,167,022         409,712      11,282,296

Loss on disposition
  of investment in partnership ................           --          (144,293)           --          (144,293)
                                                  ------------    ------------    ------------    ------------

Net income ....................................        365,595      11,022,729         409,712      11,138,003

Accumulated losses, beginning of period .......    (14,219,356)    (25,456,297)    (14,263,473)    (25,571,571)
                                                  ------------    ------------    ------------    ------------

Accumulated losses, end of period .............   $(13,853,761)   $(14,433,568)   $(13,853,761)   $(14,433,568)
                                                  ============    ============    ============    ============



Net income allocated to General Partners (3%) .   $     10,968    $    330,682    $     12,291    $    334,140
                                                  ============    ============    ============    ============


Net income allocated to Limited Partners (97%)    $    354,627    $ 10,692,047    $    397,421    $ 10,803,863
                                                  ============    ============    ============    ============


Net income per unit of Limited Partner Interest
  based on 24,757 and 24,767 units
  outstanding, respectively ...................   $      14.32    $     431.71    $      16.05    $     436.22
                                                  ============    ============    ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    For the six months ended
                                                                                           June 30,
                                                                                  ----------------------------
                                                                                     2002             2001
                                                                                  -----------     ------------
Cash flows from operating activities:
  Net income ..................................................................   $    409,712    $ 11,138,003

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (626,204)       (451,658)
    Gain from extinguishment of debt ..........................................           --       (11,147,525)
    Amortization of deferred costs ............................................          9,880          10,812
    Loss on disposition of investment in partnership ..........................           --           144,293

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships .....           --            (3,068)
      (Increase) decrease in other assets .....................................            (92)            716
      Increase in accrued interest payable ....................................         16,685         224,182
      Increase (decrease) in accounts payable and accrued expenses ............          1,488         (18,832)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (188,531)       (103,077)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        464,797         354,865
                                                                                  ------------    ------------

Cash flow from financing activities:
  Payoff of purchase money note and related interest ..........................     (1,731,685)           --
                                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents ..........................     (1,455,419)        251,788

Cash and cash equivalents, beginning of period ................................      3,273,678       3,521,455
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  1,818,259    $  3,773,243
                                                                                  ============    ============




Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $  1,031,685    $       --
                                                                                  ============    ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of June 30, 2002, and the results of its operations and for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the interim periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (the Statement), "Recission of FASB
Statements  No.  4, 44,  and 64,  ...."  The  Statement  rescinds  Statement  of
Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Accordingly, gains from extinguishment of debt previously reported as extraordinary for the three months ended June 30, 2001, have been reclassified in the accompanying statements of operations to conform to the presentation required by the Statement.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investment in partnership and accrued interest payable
     -------------------------------------------------------------

                              Purchase money notes
                              --------------------

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2002 was $3,997 and $16,685, respectively, and $106,633 and $224,182, for the three and six month periods ended June 30, 2001, respectively. The accrued interest payable on the remaining purchase money note was $0 and $1,015,000 as of June 30, 2002 and December 31, 2001, respectively.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     In January 2001, the Local Partnership entered into a contract to sell the property. However, the purchaser was unable to consummate the purchase. As a result, in accordance with the forbearance agreement with the mortgage lender, on June 22, 2001, the property was transferred to an assignee of the mortgagee. The transfer of the property and resulting loss of the Partnership's interest in Frenchman's Wharf I resulted in gain from extinguishment of debt of $11,147,525 and loss on disposition of investment in partnership of $144,293 for financial statement purposes in 2001, and a total gain of $17,297,006 for federal tax purposes in 2001. The Partnership received no consideration for the transfer of the property.

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

                                Shallowford Oaks
                                ----------------

     The Partnership defaulted on its purchase money note related to ARA Associates-Shangri- La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. The total amount due on the purchase money note consisted of outstanding principal and accrued interest of $700,000 and $1,031,685, respectively, as of April 30, 2002. On May 28, 2002, the Partnership paid off the purchase money note in full as of April 30, 2002.

b.   Advance to Local Partnership
     ----------------------------

     As of both June 30, 2002 and December 31, 2001, the Partnership had advanced funds, including accrued interest, totaling $290,896 to Shallowford Oaks. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). Currently, the property is scheduled to be sold by October 31, 2002. There is no assurance that a sale of the property will occur.

     Due to the planned sale of the property related to the Partnership's investment in Baltic Plaza, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,282,890 as of June 30, 2002, and $1,264,971 as of December 31, 2001
have been reclassified to investment in partnership held for sale in the accompanying balance sheets at June 30, 2002 and December 31, 2001.

                                Shallowford Oaks
                                ----------------

     On November 30, 2001, mortgage modification documents were finalized. In accordance with the original terms of the PWA, this mortgage modification recast all delinquent interest over the remaining mortgage amortization period, which is through October 1, 2021. The mortgage is now callable on December 1, 2011, as is also the equity participation which was part of the mortgage modification. The Local Partnership is currently negotiating to refinance Shallowford Oaks, and to pay off the existing mortgage loan at a discount. If these transactions are successfully completed, the equity participation feature of the existing mortgage loan will be eliminated. There is no assurance that a refinancing of Shallowford Oaks, or discounted payoff of the existing mortgage loan, will occur.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 15 Local Partnerships in which the Partnership was invested as of June 30, 2002 and 2001 follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statement of operations for the three and six months ended June 30, 2001, include information for Frenchman's Wharf I through the date of transfer in June 2001.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                               For the three months ended          For the six months ended
                                                        June 30,                          June 30,
                                               --------------------------         --------------------------
                                                  2002             2001              2002             2001
                                               ----------       ----------        ----------       ----------
         Revenue:
           Rental                              $4,406,276       $4,607,347        $8,722,625       $9,329,386
           Other                                  249,981          250,749           513,255          510,290
                                               ----------       ----------        ----------       ----------

             Total revenue                      4,656,257        4,858,096         9,235,880        9,839,676
                                               ----------       ----------        ----------       ----------

         Expenses:
           Operating                            2,073,467        2,389,509         4,296,672        4,754,923
           Interest                             1,410,341        1,541,653         2,820,681        3,083,308
           Depreciation and amortization          729,972          839,015         1,459,946        1,678,033
                                               ----------       ----------        ----------       ----------

             Total expenses                     4,213,780        4,770,177         8,577,299        9,516,264
                                               ----------       ----------        ----------       ----------

         Net income                            $  442,477       $   87,919        $  658,581       $  323,412
                                               ==========       ==========        ==========       ==========


     As of June 30, 2002 and 2001, the Partnership's share of cumulative losses to date for seven of the 15 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $5,655,044 and $5,849,440, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $31,108 and $98,202 for the three and six month periods ended June 30, 2002, respectively, and $28,991 and $61,428 for the three and six month periods ended June 30, 2001, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended June 30, 2002 and 2001, and $47,604 for each of the six month periods ended June 30, 2002 and 2001.



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

     Traverse City Elderly Limited Partnership (Hillview Terrace), Sundance Apartments Associates (Sundance) Warner Housing Partnership (Warner House) and Lihue Associates (Lihue Gardens) have Section 8 HAP contracts covering 72%, 100%, 100%, and 100%, respectively, of their apartment units, which contracts expire through June 30, 2003. Hillview Terrace renewed its Section 8 HAP contract at current rents through October 1, 2002. The Sundance Section 8 HAP contract was extended to May 7, 2003. Warner House entered the Mark-to-Market program in September 2001, and the Section 8 HAP contract was renewed through October 1, 2002, at current rents. In conjunction therewith, the local managing general partner is currently marketing Warner House for sale to not-for-profit entities, which are viewed as the most likely purchasers for this property. The Lihue Gardens Section 8 HAP contract has a current expiration date of February 22, 2003. A Section 8 HAP contract provides rental subsidies to a property owner for units occupied by low income tenants. If a Section 8 HAP contract is not extended, there would likely be a temporary increase in vacancy during the 6 to 12 months after expiration and an accompanying reduction in rental revenue. As residents in the low-income units move out, the units would be made available to market-rate residents.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by HUD (the state housing agencies, RECD and HUD, collectively, the Agencies). These Section 8 HAP contracts began to expire, or had been extended to expire, in 2002. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow prepayment of the mortgage or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring
Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of June 30, 2002, the carrying amount of the Partnership's investment in Local Partnerships with
Section 8 HAP contracts expiring in the next 12 months was $151,105.

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

                         Financial Condition/Liquidity
                         -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,818,259 as of June 30, 2002, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 9, 2002, there were no material commitments for capital expenditures.

         The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month periods ended June 30, 2002 and 2001, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the six month period ended June 30, 2002, primarily due to the cash required to pay off the purchase money note and related interest relating to Shallowford Oaks.

         The Managing General Partner currently intends to retain all of the Partnership's cash for operating reserves. No distributions were declared or paid by the Partnership during the six month period ended June 30, 2002.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three and six month periods ended June 30, 2002 decreased from the corresponding periods in 2001 primarily due to gain from extinguishment of debt related to the loss of its interest in Lake Properties Limited Partnership (Frenchman's Wharf I) in 2001, as discussed in the notes to financial statements. Contributing to the decrease in net income were a decrease in interest revenue due to lower cash and cash equivalent balances and lower interest rates, an increase in general and administrative expenses due to higher reimbursed payroll costs, and an increase in professional fees related to legal expenses. Partially offsetting the decrease in the Partnership's net income were an increase in share of income from partnerships generally related to an increase in income at four properties and a decrease in expenses at three properties, a decrease in interest expense related to a lower purchase money note balance in 2002, and a loss on disposition of investment in partnership in 2001 but not in 2002.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2002, did not include losses of $73,643 and $147,297, respectively, compared to excluded losses of $43,043 and $86,095 for the three and six month periods ended June 30, 2001, respectively.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

     No other significant changes in the Partnership's operations have taken place during the six month period ended June 30, 2002.


Part II. OTHER INFORMATION
Item 5.  Other Information
         -----------------

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

     On September 20, 2001, Equity Resource Lexington Fund Limited Partnership (Lexington) initiated a registered tender offer to purchase 4,953 of the outstanding Units in the Partnership at a price of $75 per Unit; the offer expired November 2, 2001. On May 9, 2002, Lexington initiated a registered tender offer to purchase 2,475 of the outstanding Units in the Partnership at a price of $75 per Unit; the offer expired June 10, 2002. Lexington is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Lexington and do not necessarily represent the fair market value of each Unit.

     In response to the Lexington tender offers, on September 28, 2001 and May 20, 2002, the Managing General Partner filed Schedules 14D-9. In those filings, the Managing General Partner recommended that Limited Partners reject the Lexington offers because it viewed the offer prices as inadequate.

     On April 1, 2002, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase approximately 1,200 of the outstanding Units in the Partnership at a price of $60 per Unit; the offer expired June 3, 2002. Peachtree is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit.

     During 2001, a number of investors sold their Units in the Partnership to other investors, as a result of tender offers. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through January 17, 2001, the Partnership received sale transfer requests for approximately 4.7% of the outstanding Units. Accordingly, to remain within the five percent safe harbor, effective January 18, 2001, the

Part II. OTHER INFORMATION
Item 5. Other Information - Continued
        -----------------

Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions were not recognized by the Partnership between January 18, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002. For the calendar year 2002 to August 9, 2002, Units transferred have not exceeded 4.9% of the total outstanding Units; therefore, the Partnership has not halted recognition of transfers.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None

     b. No reports of Form 8-K were filed with the Commission during the quarter ended June 30, 2002.

All other items are not applicable.

                   CERTIFICATION OF PERIODIC FINANCIAL REPORT
                       Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, we, the undersigned, certify that, to the best of our knowledge, this periodic report of CAPITAL REALTY INVESTORS, LTD., filed on Form 10-QSB for the quarterly period ended June 30, 2002, and containing the financial statements, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                                CAPITAL REALTY INVESTORS, LTD.
                                ------------------------------------------------
                                (Issuer)

                                by:  C.R.I., Inc.
                                     -------------------------------------------
                                     Managing General Partner



August 9, 2002                       by:  /s/ William B. Dockser
--------------                            --------------------------------------
DATE                                      William B. Dockser,
                                            Director, Chairman of the Board,
                                            and Treasurer
                                            (Principal Executive Officer)




August 9, 2002                       by:  /s/ Michael J. Tuszka
--------------                            --------------------------------------
DATE                                      Michael J. Tuszka,
                                            Vice President
                                            and Chief Accounting Officer
                                            (Principal Financial Officer)


     This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

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



                                 CAPITAL REALTY INVESTORS, LTD.
                                 -----------------------------------------------
                                 (Registrant)

                                 by:  C.R.I., Inc.
                                      ------------------------------------------
                                      Managing General Partner




August 9, 2002                        by:  /s/ Michael J. Tuszka
-----------------                          -------------------------------------
DATE                                       Michael J. Tuszka
                                             Vice President
                                             and Chief Accounting Officer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)