Form 10QSB
period 2002-09-30
CAPITAL REALTY INVESTORS LTD
filed 2002-11-04
CIK 354521

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002




                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2002 and December 31, 2001...................     1

         Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2002
           and 2001 ....................................................     2

         Statements of Cash Flows
           - for the nine months ended September 30, 2002 and 2001......     3

         Notes to Financial Statements
           - September 30, 2002 and 2001................................     4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................     8

Item 3.  Controls and Procedures........................................    10


PART II - OTHER INFORMATION

Item 5.  Other Information..............................................    10

Item 6.  Exhibits and Reports on Form 8-K...............................    11

Signature...............................................................    12

Certifications of Quarterly Report Pursuant to 18 U.S.C. Section 1350...    13

PART I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2002           2001
                                                                                      ------------    ------------
                                                                                      (Unaudited)
Investments in and advances to partnerships .......................................   $  3,499,456    $  2,990,401
Investment in partnership held for sale ...........................................      1,327,993       1,264,971
Cash and cash equivalents .........................................................      1,775,961       3,273,678
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $304,075 and $292,726, respectively ..........        301,208         312,557
Property purchase costs,
  net of accumulated amortization of $93,428 and $89,957, respectively ............         91,662          95,133
Other assets ......................................................................             67             109
                                                                                      ------------    ------------

      Total assets ................................................................   $  6,996,347    $  7,936,849
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Due on investment in partnership ..................................................   $       --      $    700,000
Accrued interest payable ..........................................................           --         1,015,000
Accounts payable and accrued expenses .............................................         88,440          62,755
                                                                                      ------------    ------------

      Total liabilities ...........................................................         88,440       1,777,755
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (1,754,275)     (1,738,912)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................    (13,499,297)    (14,263,473)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      6,907,907       6,159,094
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  6,996,347    $  7,936,849
                                                                                      ============    ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -1-

PART I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                   For the three months ended       For the nine months ended
                                                          September 30,                   September 30,
                                                  ----------------------------    ----------------------------
                                                      2002            2001            2002            2001
                                                  ------------    ------------    ------------    ------------
Share of income from partnerships .............   $    454,224    $    330,897    $  1,080,428    $    782,554
                                                  ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ..........           --              --              --        11,147,525
    Interest income ...........................          5,628          30,352          24,606         111,697
                                                  ------------    ------------    ------------    ------------

                                                         5,628          30,352          24,606      11,259,222
                                                  ------------    ------------    ------------    ------------

  Expenses:
    Interest ..................................           --            12,687          16,685         236,869
    General and administrative ................         50,896          41,636         160,697         115,994
    Management fee ............................         23,802          23,802          71,406          71,406
    Professional fees .........................         25,750          19,388          77,250          60,663
    Amortization of deferred costs ............          4,940           4,940          14,820          15,752
                                                  ------------    ------------    ------------    ------------

                                                       105,388         102,453         340,858         500,684
                                                  ------------    ------------    ------------    ------------

      Total other revenue and expenses ........        (99,760)        (72,101)       (316,252)     10,758,538
                                                  ------------    ------------    ------------    ------------


Income before loss on disposition
  of investment in partnership ................        354,464         258,796         764,176      11,541,092

Loss on disposition
  of investment in partnership ................           --              --              --          (144,293)
                                                  ------------    ------------    ------------    ------------

Net income ....................................        354,464         258,796         764,176      11,396,799

Accumulated losses, beginning of period .......    (13,853,761)    (14,433,568)    (14,263,473)    (25,571,571)
                                                  ------------    ------------    ------------    ------------

Accumulated losses, end of period .............   $(13,499,297)   $(14,174,772)   $(13,499,297)   $(14,174,772)
                                                  ============    ============    ============    ============



Net income allocated to General Partners (3%) .   $     10,634    $      7,764    $     22,925    $    341,904
                                                  ============    ============    ============    ============


Net income allocated to Limited Partners (97%)    $    343,830    $    251,032    $    741,251    $ 11,054,895
                                                  ============    ============    ============    ============


Net income per unit of Limited Partner Interest
  based on 24,757 and 24,767 units
  outstanding, respectively ...................   $      13.89    $      10.14    $      29.94    $     446.36
                                                  ============    ============    ============    ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -2-

PART I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                         September 30,
                                                                                  ----------------------------
                                                                                      2002            2001
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $    764,176    $ 11,396,799

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (1,080,428)       (782,554)
    Gain from extinguishment of debt ..........................................           --       (11,147,525)
    Amortization of deferred costs ............................................         14,820          15,752
    Loss on disposition of investment in partnership ..........................           --           144,293

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnerships .....           --            (4,602)
      Decrease in other assets ................................................             42             580
      Increase in accrued interest payable ....................................         16,685         236,869
      Increase (decrease) in accounts payable and accrued expenses ............         25,685          (6,327)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (259,020)       (146,715)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        508,350         471,221
  Advances made to local partnerships .........................................           --              (270)
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        508,350         470,951

Cash flow from financing activities:
  Payoff of purchase money note and related interest ..........................     (1,731,685)           --
  Distribution to General Partners and Initial and Special Limited Partners ...        (15,362)           --
                                                                                  ------------    ------------

        Net cash used in financing activities .................................     (1,747,047)           --
                                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents ..........................     (1,497,717)        324,236

Cash and cash equivalents, beginning of period ................................      3,273,678       3,521,455
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  1,775,961    $  3,845,691
                                                                                  ============    ============




Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $  1,031,685    $       --
                                                                                  ============    ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of September 30, 2002, and the results of its operations for the three and nine months ended
September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the interim period ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (the Statement), "Recission of FASB
Statements  No.  4, 44,  and 64,  ...."  The  Statement  rescinds  Statement  of
Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Accordingly, gains from extinguishment of debt previously reported as extraordinary for the nine months ended September 30, 2001, have been reclassified in the accompanying statements of operations to conform to the presentation required by the Statement.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investment in partnership and accrued interest payable
     -------------------------------------------------------------

                              Purchase money notes
                              --------------------

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2002 was $0 and $16,685, respectively, and $12,687 and $236,869, for the three and nine month periods ended September 30, 2001, respectively. The accrued interest payable on the remaining purchase money note was $0 and $1,015,000 as of September 30, 2002 and December 31, 2001, respectively.

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

                           September 30, 2002 and 2001

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

b.   Advance to Local Partnership
     ----------------------------

     As of both September 30, 2002 and December 31, 2001, the Partnership had advanced funds, including accrued interest, totaling $290,896 to Shallowford Oaks. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). The contract expired October 31, 2002, without going to closing. The parties are continuing to negotiate a sales transaction; however, there is no assurance that a sale of the property will ultimately occur.

     Due to the planned sale of the property related to the Partnership's investment in Baltic Plaza, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,327,993 as of September 30, 2002, and $1,264,971 as of December 31, 2001 have been reclassified to investment in partnership held for sale in the accompanying balance sheets at September 30, 2002 and December 31, 2001.

                                Shallowford Oaks
                                ----------------

     On November 30, 2001, mortgage modification documents were finalized. In accordance with the original terms of the Provisional Workout Agreement (PWA), this mortgage modification recast all delinquent interest over the remaining mortgage amortization period, which is through October 1, 2021. The mortgage is now callable on December 1, 2011, as is also the equity participation which was part of the mortgage modification.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 15 Local Partnerships in which the Partnership was invested as of September 30, 2002 and 2001 follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statement of operations for the three and nine months ended September 30, 2001, include information for Frenchman's Wharf I through the date of transfer in June 2001.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                               For the three months ended          For the nine months ended
                                                      September 30,                      September 30,
                                               --------------------------         --------------------------
                                                  2002             2001              2002             2001
                                               ----------       ----------        ----------      -----------
         Revenue:
           Rental                              $4,398,478       $4,316,301        $13,121,103     $13,645,687
           Other                                  256,237          357,220            769,492         867,510
                                               ----------       ----------        -----------     -----------

             Total revenue                      4,654,715        4,673,521         13,890,595      14,513,197
                                               ----------       ----------        -----------     -----------

         Expenses:
           Operating                            2,068,554        2,130,301          6,365,226       6,885,224
           Interest                             1,410,338        1,418,514          4,231,019       4,501,822
           Depreciation and amortization          729,966          729,338          2,189,912       2,407,371
                                               ----------       ----------        -----------     -----------

             Total expenses                     4,208,858        4,278,153         12,786,157      13,794,417
                                               ----------       ----------        -----------     -----------

         Net income                            $  445,857       $  395,368        $ 1,104,438     $   718,780
                                               ==========       ==========        ===========     ===========


     As of September 30, 2002 and 2001, the Partnership's share of cumulative losses to date for seven of the 15 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $5,695,287 and $5,803,805, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $39,210 and $137,412 for the three and nine month periods ended September 30, 2002, respectively, and $32,074 and $93,501 for the three and nine month periods ended September 30, 2001, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended September 30, 2002 and 2001, and $71,406 for each of the nine month periods ended September 30, 2002 and 2001.

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

     A Section 8 HAP contract provides rental subsidies to a property owner for units occupied by low income tenants. If a Section 8 HAP contract is not extended, there would likely be a temporary increase in vacancy during the 6 to 12 months after expiration and an accompanying reduction in rental revenue. As residents in the low-income units move out, the units would be made available to market-rate residents. Traverse City Elderly Limited Partnership (Hillview Terrace), Sundance Apartments Associates (Sundance), Warner Housing Partnership (Warner House), and Lihue Associates (Lihue Gardens) have Section 8 HAP contracts covering 72%, 100%, 100%, and 100%, respectively, of their apartment units, which contracts expire before September 30, 2003. The Hillview Terrace
Section 8 HAP contract was renewed at current rents through November 30, 2008. The Sundance Section 8 HAP contract was extended to May 7, 2003. Warner House entered the Mark-to-Market program in September 2001, and the Section 8 HAP contract was renewed through December 31, 2002, at current rents. In conjunction therewith, the local managing general partner is currently marketing Warner House for sale to not-for-profit entities, which are viewed as the most likely purchasers for this property. The Lihue Gardens Section 8 HAP contract has a current expiration date of February 22, 2003.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Further, these Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by HUD (the state housing agencies, RECD and HUD, collectively, the Agencies). These Section 8 HAP contracts began to expire, or had been extended to expire, in 2002. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow prepayment of the mortgage or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring
Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of September 30, 2002, the carrying amount of the Partnership's investment in Local Partnerships with
Section 8 HAP contracts expiring in the next 12 months was $170,569.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,775,961 as of September 30, 2002, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 4, 2002, there were no material commitments for capital expenditures.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month periods ended September 30, 2002 and 2001, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the nine month period ended September 30, 2002, primarily due to the cash required to pay off the purchase money note and related interest relating to Shallowford Oaks.

     On September 11, 2002, the Partnership made a cash distribution of $15,362 to the General Partners and Initial and Special Limited Partners from cash resources accumulated from operations, distributions from Local Partnerships and sales of two properties. A review of the Partnership Agreement revealed that these amounts should have been distributed in prior years. On October 31, 2002, the Managing General Partner approved a cash distribution of $765,680 to all partners who were holders of record as of November 1, 2002. The distribution is from cash resources accumulated from operations and distributions from Local Partnerships, and will be paid in November 2002. The Managing General Partner currently intends to retain the remainder of the Partnership's cash for operating reserves.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended September 30, 2002, increased from the corresponding period in 2001 primarily due to an increase in share of income from partnerships related to a decrease in operating expenses at one property. Contributing to the increase in the Partnership's net income was a decrease in interest expense since there were no purchase money notes outstanding during the 2002 period. Partially offsetting the increase in the Partnership's net income were a decrease in interest income due to lower cash and cash equivalent balances and lower interest rates, an increase in general and administrative expenses due to higher reimbursed payroll costs, and an increase in professional fees related to legal fees.

     The Partnership's net income for the nine month period ended September 30, 2002, decreased from the corresponding period in 2001 primarily due to gain from extinguishment of debt related to the loss of its interest in Lake Properties Limited Partnership (Frenchman's Wharf I) in 2001, as discussed in the notes to the financial statements. Contributing to the decrease in the Partnership's net income were a decrease in interest income, an increase in general and administrative expenses, and an increase in professional fees, all as discussed above. Partially offsetting the decrease in the Partnership's net income were an increase in share of income from

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


partnerships generally related to a decrease in operating expenses at two properties, a decrease in interest expense due to a lower purchase money note balance in the 2002 period, and a nominal decrease in amortization of deferred costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2002, did not include losses of $73,662 and $220,959, respectively, compared to excluded losses of $43,047 and $129,142 for the three and nine month periods ended September 30, 2001, respectively.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2002.


Item 3. Controls and Procedures
        -----------------------

     In October 2002, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to timely alert them to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.


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

     The Managing General Partner did not express any opinion and remained neutral toward the unregistered offers for the purchase of Units described above.

     On September 20, 2001, Equity Resource Lexington Fund Limited Partnership (Lexington) initiated a registered tender offer to purchase 4,953 of the outstanding Units in the Partnership at a price of $75 per Unit; the offer expired November 2, 2001. On May 9, 2002, Lexington initiated a registered tender offer to purchase 2,475 of the outstanding Units in the Partnership at

PART II. OTHER INFORMATION
Item 5. Other Information - Continued
        -----------------

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

     During 2001, a number of investors sold their Units in the Partnership to other investors, as a result of tender offers. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through January 17, 2001, the Partnership received sale transfer requests for approximately 4.7% of the outstanding Units. Accordingly, to remain within the five percent safe harbor, effective January 18, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions were not recognized by the Partnership between January 18, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002. For the calendar year 2002 to November 4, 2002, Units transferred have not exceeded 4.9% of the total outstanding Units; therefore, the Partnership has not halted recognition of transfers.

                               Cash Distributions
                               ------------------

     On September 11, 2002, the Partnership made a cash distribution of $15,362 to the General Partners and Initial and Special Limited Partners from cash resources accumulated from operations, distributions from Local Partnerships and sales of two properties. A review of the Partnership Agreement revealed these that amounts should have been distributed in prior years.

     The Managing General Partner has approved a cash distribution of $765,080 to all partners who were holders of record as of November 1, 2002. The distribution is from cash resources accumulated from operations and distributions from Local Partnerships, and will be paid in November 2002.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.       Description
          -----------       -----------
              99            Certification of Periodic Financial Report
                            Pursuant to 18 U.S.C. Section 1350

     b. No reports of Form 8-K were filed with the Commission during the quarter ended September 30, 2002.

All other items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CAPITAL REALTY INVESTORS, LTD.
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




November 4, 2002                       by:  /s/ Michael J. Tuszka
-------------------                         ------------------------------------
DATE                                        Michael J. Tuszka
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)

                        CERTIFICATION OF QUARTERLY REPORT
                       PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Michael J. Tuszka, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of CAPITAL REALTY INVESTORS, LTD.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS, LTD.
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



November 4, 2002                         by:  /s/ Michael J. Tuszka
----------------                              ----------------------------------
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

                        CERTIFICATION OF QUARTERLY REPORT
                       PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, William B. Dockser, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of CAPITAL REALTY INVESTORS, LTD.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS, LTD.
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



November 4, 2002                         by:  /s/ William B. Dockser
----------------                              ----------------------------------
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