Form 10KSB
period 2002-12-31
CAPITAL REALTY INVESTORS LTD
filed 2003-03-26
CIK 354521

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

                   For the fiscal year ended December 31, 2002


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

                                 (301) 468-9200


                               ------------------



                Securities registered under Section 12(g) of the
                                 Exchange Act:

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,050,489.

The units of limited partner interest of the registrant are not traded in any market. Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                         CAPITAL REALTY INVESTORS, LTD.

                        2002 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

                                     PART I

Item 1.  Business.......................................................  I-1
Item 2.  Properties.....................................................  I-5
Item 3.  Legal Proceedings..............................................  I-5
Item 4.  Submission of Matters to a Vote of Security Holders............  I-5


                                     PART II


Item 5.  Market for the Registrant's Partnership Interests
           and Related Partnership Matters .............................  II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  II-3
Item 7.  Financial Statements...........................................  II-6
Item 8.  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure.......................  II-6


                                    PART III


Item 9.  Directors and Executive Officers of the Registrant.............. III-1
Item 10. Executive Compensation.......................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management.. III-2
Item 12. Certain Relationships and Related Transactions.................. III-3
Item 13. Exhibits and Reports on Form 8-K................................ III-3
Item 14. Controls and Procedures......................................... III-4

Signatures............................................................... III-5

Certifications of Annual Report Pursuant to 18 U.S.C. Section 1350....... III-6

Financial Statements..................................................... III-11

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

     Capital Realty Investors, Ltd. (the Partnership) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981. On December 31, 1981, the Partnership commenced offering 30,000 units of limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner & Smith, Incorporated. The Partnership closed the offering on December 31, 1982 when 24,837 units of limited partner interest became fully subscribed. As of December 31, 2002, 90 units of limited partner interest have been abandoned.

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 18 Local Partnerships. As of December 31, 2002, the Partnership retained investments in 14 Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

      (i) preserve and protect the Partnership's capital;
     (ii) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners could use to offset income from other sources;
    (iii) provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness on the apartment complexes; and
     (iv) provide cash distributions from sale or refinancing of the Partnership's investments and, on a limited basis, from rental operations.

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies, and who generally remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

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

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2002, follows.


                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                    IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1)

                                                                                                        Units        Expiration
                            Mortgage                                                                Authorized for       of
 Name and Location         Payable at            Financed and/or Insured            Number of        Rental Asst.     Section 8
of Apartment Complex      12/31/02 (2)           and/or Subsidized Under           Rental Units      Under Sec. 8    HAP Contract
--------------------      ------------        -----------------------------        ------------     --------------   ------------
Capitol Commons           $ 5,863,188         Michigan State Housing                    200              200         05/31/07
 Lansing, MI                                   Development Authority

Chestnut                    2,126,120         California Housing                         90               90         01/13/13
 Fresno, CA                                    Finance Agency

Court Place                 5,697,337         Illinois Housing                          160              160         02/01/13
 Pekin, IL                                     Development Authority (IHDA)

Frederick Heights           2,741,696         Section 221(d)(4) of the                  156                0            --
 Frederick, MD                                 National Housing Act (NHA)

Hillview Terrace            2,260,238         Rural Economic Community                  125                0            --
 Traverse City, MI                             Development (RECD)

Lihue Gardens               2,662,237         RECD                                       58               58         02/22/04
 Lihue, Kauai, HI

Linden Place                9,061,997         IHDA                                      190              190         09/30/20
 Arlington Heights, IL

New Sharon Woods Apts.      2,404,708         Federal Housing Administration             50               50         08/31/04
 Deptford, NJ                                  (FHA)

Park Glen                   5,057,453         IHDA                                      125              125         08/01/23
 Taylorville, IL

Shallowford Oaks            6,300,768         FHA                                       204                0             --   (4)
 Chamblee, GA

Sundance Apts.              2,278,926         Government National Mortgage               60               60         05/31/03 (5)
 Bakersfield, CA                               Association/FHA

Tandem Townhouses           1,202,465         Pennsylvania Housing                       48               47         09/28/12
 Fairview Borough, PA                          Finance Agency

Warner House                1,873,361         Section 221(d)(4) of the NHA               60               60         03/01/23 (6)
 Warren, OH

Westwood Village            1,269,221         Connecticut Housing Finance                48               48          2/24/07
 New Haven, CT                                 Authority
                          -----------                                                ------           ------

Totals 14                 $50,799,715                                                 1,574            1,088
                          ===========                                                ======           ======


                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------


                                SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS IN WHICH
                                   CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1) - Continued


                                                                                     Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                            for the Years Ended
                                      As of December 31,                                   December 31,
 Name and Location            ----------------------------------      -------------------------------------------------------
of Apartment Complex          2002   2001    2000    1999   1998        2002        2001        2000        1999       1998
--------------------          ----   ----    ----    ----   ----      --------    --------    --------    --------   --------
Capitol Commons                96%    93%     92%     97%    96%      $ 9,287     $ 8,780     $ 9,208     $ 9,479    $ 9,464
 Lansing, MI

Chestnut                       99%    96%     99%     97%    98%        7,558       7,563       7,573       7,451      7,523
 Fresno, CA

Court Place                   100%    99%    100%     98%   100%       12,856      12,321      12,843      12,928     12,555
 Pekin, IL

Frederick Heights              97%    98%     99%     99%    97%        9,074       8,698       8,195       7,677      7,360
 Frederick, MD

Hillview Terrace               99%    99%     98%    100%    99%        3,890       3,923       3,891       2,757      2,759
 Traverse City, MI

Lihue Gardens                  92%   100%    100%    100%   100%       11,005      10,796      10,799      10,657     10,792
 Lihue, Kauai, HI

Linden Place                  100%    99%    100%     99%   100%       15,490      15,068      14,661      14,256     13,944
 Arlington Heights, IL

New Sharon Woods Apts.         98%    96%     95%     96%    90%       11,987      11,343      11,409      11,882     11,401
 Deptford, NJ

Park Glen                     100%   100%    100%     99%   100%        9,748       9,134       9,700       9,744      9,535
 Taylorville, IL

Shallowford Oaks               93%    94%     99%     99%    99%        8,471       6,903       7,932       7,663      7,379
 Chamblee, GA

Sundance Apts.                100%   100%    100%    100%   100%        8,574       8,358       8,355       8,305      8,365
 Bakersfield, CA

Tandem Townhouses              97%    98%    100%    100%   100%        9,239       9,235       9,248       9,240      9,289
 Fairview Borough, PA

Warner House                  100%    99%     97%     99%   100%        7,646       7,503       7,631       7,457      7,635
 Warren, OH

Westwood Village               93%   100%     95%     98%   100%       11,514      11,418      11,378      11,544     11,416
 New Haven, CT
                              ---    ---     ---     ---    ---       -------     -------     -------     -------    -------

Totals (3) 14                  97%    98%     98%     99%    99%      $ 9,739     $ 9,360     $ 9,487     $ 9,360    $ 9,244
                              ===    ===     ===     ===    ===       =======     =======     =======     =======    =======


(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2002.
(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.
(4) The Section 8 HAP contract for 41 apartment units was not renewed by the Local Partnership on November 1, 2001.
(5) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one year period at its expiration on May 7, 2003.
(6) The mortgage note was restructured in accordance with HUD's Mark-to-Market Program in February 2003. The Section 8 HAP contract was extended through March 1, 2023, subject to the annual availability of funding by Congress.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     On June 22, 2001, Frenchman's Wharf I was transferred to an assignee of the mortgagee by deed-in-lieu of foreclosure. See the notes to the financial statements for additional information concerning this transfer.

         On December 19, 2002, Baltic Plaza was sold. See the notes to the financial statements for additional information concerning this sale.


ITEM 2. PROPERTIES
        ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors, Ltd. indirectly holds an interest in the real estate owned by the Local Partnerships. See Part I, Item 1, for information concerning these properties.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     There are no material pending legal proceedings to which the Partnership is a party, other than as discussed in Note 2.a. to the financial statements contained in Part III.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

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

                            Registered Tender Offers
                            ------------------------

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

          In response to the Lexington registered tender offers, on September 28, 2001 and May 20, 2002, the Managing General Partner filed Schedules 14D-9. In those filings, the Managing General Partner recommended that Limited Partners reject the Lexington offers because it viewed the offer prices as inadequate.

                           Unregistered Tender Offers
                           --------------------------

          On March 13, 2001, Bond Purchase, L.L.C. (Bond) initiated an unregistered tender offer to purchase 1,200 of the outstanding Units in the Partnership at a price of $37 per Unit; the offer expired April 30, 2001. On November 19, 2001, Bond initiated an unregistered tender offer to purchase up to 710 of the outstanding Units in the Partnership at a price of $81 per Unit; the offer expired December 31, 2001. Bond is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Bond and do not necessarily represent the fair market value of each Unit.

          On April 1, 2002, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase 1,200 of the outstanding Units in the Partnership at a price of $60 per Unit; the offer expired June 3, 2002. On November 25, 2002, Peachtree initiated an unregistered tender offer to purchase an unspecified number of the outstanding Units in the Partnership at a price of $28 per Unit; the offer expired December 31, 2002. Peachtree is unaffiliated with the Partnership or the Managing General Partner. The prices offered were determined solely at the discretion of Peachtree and do not necessarily represent the fair market value of each Unit.

          The Managing General Partner did not express any opinion and remained neutral toward the unregistered offers for the purchase of Units described above.

          During 2001, a number of investors sold their Units in the Partnership to other investors as a result of the tender offers described above. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
        -----------------------------------------------------
          RELATED PARTNERSHIP MATTERS - Continued
          ---------------------------

          as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through January 17, 2001, the Partnership received sale transfer requests for approximately 4.7% of the outstanding Units. Accordingly, to remain within the five percent safe harbor, effective January 18, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions were not being recognized by the Partnership between January 18, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002.

     (b) As of March 24, 2003, there were 1,479 registered holders of Units in the Partnership.

     (c) On November 7, 2001, the Partnership made a cash distribution of $495,140 ($20.00 per Unit) to Limited Partners who were holders of record as of October 1, 2001. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On September 11, 2002, the Partnership made a cash distribution of $15,362 to the General Partners from cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement revealed that these amounts should have been distributed in prior years when the distributions had been made only to the Limited Partners. On November 15, 2002, the Partnership made a cash distribution of $765,756 ($30 per Unit, and $23,046 to the General Partners) to all partners who were holders of record as of November 1, 2002. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On February 28, 2003, the Partnership made a cash distribution of $1,014,627 ($41 per Unit) to Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of proceeds received from the sale of Baltic Plaza.

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

     The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties, through the Partnership's investment in Local Partnerships. Regulatory restrictions on cash distributions from the properties limited the original projections of annual cash distributions from property operations.

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

     Sundance Apartments Associates (Sundance Apartments) and Warner Housing Partnership (Warner House) have or had Section 8 HAP contracts covering 100% and 100%, respectively, of their apartment units, which contracts expired, or had been extended to expire, during 2002. Sundance Apartments extended its Section 8 HAP contract for one year, in accordance with federal legislation. Warner House extended its Section 8 HAP contract through 2023, subject to the annual availability of funding by Congress. The local managing general partner is currently marketing Warner House for sale to not-for-profit entities, which are viewed as the most likely purchasers for this property.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Eleven of the Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by HUD (the state housing agencies, RECD and HUD, collectively, the Agencies). These Section 8 HAP contracts began to expire, or had been extended to expire, in 2002. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow prepayment of the mortgage or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring
Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of December 31, 2002, the carrying amount of the Partnership's investment in Local Partnerships with
Section 8 HAP contracts expiring in the year 2003 was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2002, the Partnership had approximately 1,500 investors who subscribed to a total of 24,837 units of limited partnership interest in the original amount of $24,837,000. The Partnership originally made investments in 18 Local Partnerships, of which 14 remain at December 31, 2002. The Partnership's liquidity, with unrestricted cash resources of $2,987,138 as of December 31, 2002, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 24, 2003, there were no material commitments for capital expenditures.

     During 2002 and 2001, the Partnership received cash distributions of $508,350 and $488,936, respectively, from the Local Partnerships.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the years ended December 31, 2002 and 2001, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the year ending December 31, 2002, as the payoff of a purchase money note and distributions to all partners made during 2002, plus cash used in operating activities, exceeded the proceeds from disposition of investment in partnership and distributions received from Local Partnerships.

                              Results of Operations
                              ---------------------

2002 versus 2001
----------------

     The Partnership's net income for the year ended December 31, 2002, decreased from the year ended December 31, 2001, primarily due to gain from extinguishment of debt related to the transfer Lake Properties Limited Partnership (Frenchman's Wharf I) in 2001. Contributing to the decrease in the Partnership's net income were a decrease in interest revenue related to lower cash and cash equivalent balances and lower interest rates in 2002, an increase in general and administrative expenses primarily related to higher reimbursed payroll costs, and an increase in professional fees related to audit and legal fees. Partially offsetting the decrease in the Partnership's net income were a gain on disposition of investments in partnerships related to the sale of Baltic Plaza in 2002, compared to a loss related to the transfer of Frenchman's Wharf I in 2001, an increase in share of income from partnerships related to increased rental revenue at four properties, a decrease in interest expense due to payoff of the remaining purchase money note in 2002, and a nominal decrease in amortization of deferred costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2002 and 2001 did not include losses of $236,337 and $307,353, respectively. Distributions of $69,976 and $136,696, received from five and six Local Partnerships during 2002 and 2001, respectively, are included in share of income from partnerships because these amounts were in excess of the Partnership's investment.

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

     The combined rental revenues of the Partnership's remaining 14 properties for the five years ended December 31, 2002, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2002 and in prior years.

                                                       For the years ended December 31,
                       ---------------------------------------------------------------------------------------------------
                          2002                  2001                  2000                  1999                   1998
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $15,593,230           $15,059,975           $15,104,976           $14,822,242           $14,568,110

Annual Percentage
  Increase (Decrease)                 3.5%                 (0.3%)                 1.9%                  1.7%


                                     PART II
                                     -------

ITEM 7. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part III.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

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

William B. Dockser, 66, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 56, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

Susan R. Campbell, 44, was Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland. Ms. Campbell resigned her position effective March 29, 2002.

     (c) There is no family relationship between any of the foregoing directors and executive officers.

     (d)  Involvement in certain legal proceedings.

          None.

                                      III-1

                                    PART III
                                    --------

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     (a), (b), (c), (d), (e), (f), (g), and (h)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required by Item 10 is incorporated herein by reference to Notes 3 and 4 of the notes to financial statements contained in Part III.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at March 24, 2003.

                                                                  % of Total
           Name and Address             Amount and Nature        Units Issued
          of Beneficial Owner        of Beneficial Ownership    and Outstanding
          -------------------        -----------------------    ---------------

          Equity Resource Group,             3,190 Units               12.9%
              Incorporated, et. al.
          14 Story Street
          Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 24, 2003, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

              Name of                      Amount and Nature        % of Total
          Beneficial Owner              of Beneficial Ownership    Units Issued
          ----------------              -----------------------    ------------

          William B. Dockser                      None                  0.0%
          H. William Willoughby                   None                  0.0%
          All Directors and Officers
            as a Group (2 persons)                None                  0.0%

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

          c.   Certification of Periodic Financial Report.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 2002.


ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

          In February 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to timely alert them to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.


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




March 24, 2003                         by:  /s/ William B. Dockser
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


March 24, 2003                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President,
                                              and Secretary




March 24, 2003                         by:  /s/ Michael J. Tuszka
--------------                              ------------------------------------
DATE                                        Michael J. Tuszka,
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)


                                      III-5

                         CERTIFICATION OF ANNUAL REPORT
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         I, Michael J. Tuszka, certify that:

         1. I have reviewed this annual report on Form 10-KSB of CAPITAL REALTY INVESTORS, LTD.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                      III-6

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS, LTD.
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



March 24, 2003                           by:  /s/ Michael J. Tuszka
--------------                                ----------------------------------
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

                                      III-7

                         CERTIFICATION OF ANNUAL REPORT
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         I, William B. Dockser, certify that:

         1. I have reviewed this annual report on Form 10-KSB of CAPITAL REALTY INVESTORS, LTD.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                      III-8

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS, LTD.
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



March 24, 2003                           by:  /s/ William B. Dockser
--------------                                ----------------------------------
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

                                      III-9

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



To the Partners
Capital Realty Investors, Ltd.

     We have audited the accompanying balance sheets of Capital Realty Investors, Ltd. (a District of Columbia limited partnership), as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $951,824 and $650,185 of income in 2002 and 2001, respectively, included in the Partnership's net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd., as of December 31, 2002 and 2001, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                               Grant Thornton LLP


Vienna, Virginia
March 18, 2003

                                     III-10

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS


                                     ASSETS


                                                                                    December 31,
                                                                           ----------------------------
                                                                               2002            2001
                                                                           ------------    ------------
Investments in and advances to partnerships ............................   $  3,433,267    $  2,990,401
Investment in partnership held for sale ................................             --       1,264,971
Cash and cash equivalents ..............................................      2,987,138       3,273,678
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $307,857 and $292,726, respectively        297,426         312,557
Property purchase costs,
  net of accumulated amortization of $94,584 and $89,957, respectively .         90,506          95,133
Other assets ...........................................................             68             109
                                                                           ------------    ------------

      Total assets .....................................................   $  6,808,405    $  7,936,849
                                                                           ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses ..................................   $    338,808    $     62,755
Due on investments in partnerships .....................................             --         700,000
Accrued interest payable ...............................................             --       1,015,000
                                                                           ------------    ------------

      Total liabilities ................................................        338,808       1,777,755
                                                                           ------------    ------------

Commitments and contingencies

Partners' capital

  Capital paid in:
    General Partners ...................................................         14,000          14,000
    Limited Partners ...................................................     24,837,000      24,837,000
                                                                           ------------    ------------

                                                                             24,851,000      24,851,000

  Less:
    Accumulated distributions to partners ..............................     (2,520,029)     (1,738,912)
    Offering costs .....................................................     (2,689,521)     (2,689,521)
    Accumulated losses .................................................    (13,171,853)    (14,263,473)
                                                                           ------------    ------------

      Total partners' capital ..........................................      6,469,597       6,159,094
                                                                           ------------    ------------

      Total liabilities and partners' capital ..........................   $  6,808,405    $  7,936,849
                                                                           ============    ============


                     The accompanying notes are an integral
                       part of these financial statements.

                                     III-11

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS


                                                                               For the years ended
                                                                                   December 31,
                                                                          ----------------------------
                                                                              2002            2001
                                                                          ------------    ------------
Share of income from partnerships .....................................   $  1,021,798    $    787,574
                                                                          ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ..........................................................         28,691         128,092
    Gain from extinguishment of debt ..................................             --      11,147,525
                                                                          ------------    ------------

                                                                                28,691      11,275,617

  Expenses:
    Interest ..........................................................         16,685         249,556
    General and administrative ........................................        214,602         168,964
    Management fee ....................................................         95,208          95,208
    Professional fees .................................................         80,922          76,381
    Amortization of deferred costs ....................................         19,758          20,691
                                                                          ------------    ------------

                                                                               427,175         610,800
                                                                          ------------    ------------

      Total other revenue and expenses ................................       (398,484)     10,664,817
                                                                          ------------    ------------

Income before gain (loss) on disposition of investments in partnerships        623,314      11,452,391

Gain (loss) on disposition of investments in partnerships .............        468,307        (144,293)
                                                                          ------------    ------------

Net income ............................................................   $  1,091,621    $ 11,308,098
                                                                          ============    ============


Net income allocated to General Partners (3%) .........................   $     32,749    $    339,243
                                                                          ============    ============

Net income allocated to Limited Partners (97%) ........................   $  1,058,872    $ 10,968,855
                                                                          ============    ============

Net income per unit of Limited Partner Interest,
  based on 24,747 and 24,757 units outstanding, respectively ..........   $      42.79    $     443.06
                                                                          ============    ============

                     The accompanying notes are an integral
                       part of these financial statements.

                                     III-12

                         CAPITAL REALTY INVESTORS, LTD.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                                                              General                Limited
                                                              Partners               Partners                Total
                                                              ---------             -----------           -----------
Partners' deficit, January 1, 2001                            $(768,510)            $(3,885,354)          $(4,653,864)

  Net income                                                    339,243              10,968,855            11,308,098

  Distribution of $20.00 per Unit
    of Limited Partner Interest                                      --                (495,140)             (495,140)
                                                              ---------             -----------           -----------

Partners' (deficit) capital, December 31, 2001                 (429,267)              6,588,361             6,159,094

  Net income                                                     32,749               1,058,872             1,091,621

  Distributions to General Partners                             (38,408)                     --               (38,408)

  Distribution of $30 per Unit
    of Limited Partner Interest                                      --                (742,710)             (742,710)
                                                              ---------             -----------           -----------

Partners' (deficit) capital, December 31, 2002                $(434,926)            $ 6,904,523           $ 6,469,597
                                                              =========             ===========           ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                                     III-13

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                                                                      For the years ended
                                                                                          December 31,
                                                                                  ----------------------------
                                                                                     2002             2001
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  1,091,621    $ 11,308,098

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (1,021,798)       (787,574)
    Amortization of deferred costs ............................................         19,758          20,691
    (Gain) loss on disposition of investments in partnerships .................       (468,307)        144,293
    Gain from extinguishment of debt ..........................................             --     (11,147,525)

    Changes in assets and liabilities:
      Increase in accrued interest receivable on advances to partnership ......             --          (6,136)
      Decrease in other assets ................................................             41           1,298
      Increase in accrued interest payable ....................................         16,685         249,556
      Increase (decrease) in accounts payable and accrued expenses ............        276,053         (24,004)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................        (85,947)       (241,303)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        508,350         488,936
  Proceeds from disposition of investment in partnership, net .................      1,803,860              --
  Advances made to local partnership ..........................................             --            (270)
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................      2,312,210         488,666
                                                                                  ------------    ------------

Cash flows from financing activities:
  Payoff of purchase money note and related interest ..........................     (1,731,685)             --
  Distributions to General Partners ...........................................        (38,408)             --
  Distributions to Limited Partners ...........................................       (742,710)       (495,140)
                                                                                  ------------    ------------

        Net cash used in financing activities .................................     (2,512,803)       (495,140)
                                                                                  ------------    ------------

Net decrease in cash and cash equivalents .....................................       (286,540)       (247,777)

Cash and cash equivalents, beginning of year ..................................      3,273,678       3,521,455
                                                                                  ------------    ------------

Cash and cash equivalents, end of year ........................................   $  2,987,138    $  3,273,678
                                                                                  ============    ============



Supplemental disclosure of cash flow information:
  Cash paid during the year for interest ......................................   $  1,031,685    $         --
                                                                                  ============    ============


Non-cash investing activity:
  Beneficial interest in purchase money
    note receivable, net, related to the
    sale of Baltic Plaza ......................................................   $    619,000    $         --
                                                                                  ============    ============


                     The accompanying notes are an integral
                       part of these financial statements.

                                     III-14

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

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2002 and 2001, the Partnership's share of cumulative losses of seven of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $5,721,791 and $5,753,385, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, except as described herein, the excess losses have not been reflected in the accompanying financial statements. As of December 31, 2002, the Partnership's maximum loss exposure related to its investments in and advances to partnerships is limited to the remaining balance of $3,433,267. As of December 31, 2002 and 2001, cumulative cash distributions of $3,330,995 and $3,167,725, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

                                     III-15

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     d.   Investment in partnerships held for sale or transfer
          ----------------------------------------------------

          On June 24, 2001, the local managing general partner entered into a contract to sell Baltic Plaza as discussed in Note 2.d. Accordingly, the Partnership's investment in this Local Partnership was classified as an investment in partnership held for sale in the accompanying balance sheet at December 31, 2001. Assets held for sale are not recorded in excess of their estimated net realizable value.

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

     i.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2002, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

          The balance sheet carrying amounts for cash and cash equivalents approximate estimated fair values of such assets.


                                     III-16

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     j.   New accounting pronouncements
          -----------------------------

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142),
     Goodwill and Other Intangible Assets, which supercedes Accounting Principles Board Opinion No. 17, Intangible Assets. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal year 2002. The adoption of SFAS No. 142 did not have a material effect on the financial position or results of operations of the Partnership.

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. Among other provisions, SFAS No. 144 sets forth the six criteria, all of which must be met, before a long-lived asset to be sold shall be classified as held for sale. SFAS is effective for fiscal year 2002. The adoption of SFAS No. 144 did not have a material effect on the financial position or results of operations of the Partnership.

          In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145),
     Recission of FASB  Statements No. 4, 44, and 64, .... SFAS No. 145 rescinds
     Statement of Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Accordingly, gain from extinguishment of debt previously reported as extraordinary for the year ended December 31, 2001, has been reclassified in the accompanying statement of operations for that period to conform to the presentation required by SFAS No. 145.

          In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have on the Partnership's financial condition and results of operations related to the Partnership's investments in Local Partnerships, and has complied with the disclosure requirements of FIN 46 in these financial statements.

                                     III-17

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2002 and 2001, the Partnership held limited partner interests in 14 and 15 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships were as follows.

                                                      December 31,
                                            --------------------------------
                                                2002                 2001
                                            -----------           ----------

     Purchase money notes due in 1997       $        --           $  700,000

     Accrued interest payable                        --            1,015,000
                                            -----------           ----------

              Total                         $        --           $1,715,000
                                            ===========           ==========


          Interest expense on the Partnership's purchase money note(s) for the years ended December 31, 2002 and 2001, was $16,685 and $249,556, respectively.  The  remaining  purchase  money note was paid in full in May
     2002.

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

          In January 2001, the Local Partnership entered into a contract to sell the property. However, the purchaser was unable to consummate the purchase. As a result, in accordance with the forbearance agreement with the mortgage lender, on June 22, 2001, the property was transferred by deed-in-lieu of foreclosure to an assignee of the mortgagee. The transfer of the property and resulting loss of the Partnership's interest in Frenchman's Wharf I resulted in gain from extinguishment of debt of $11,147,525 and loss on disposition of investment in partnership of $144,293 for financial statement purposes in 2001, and a total gain of $17,297,006 for federal tax purposes in 2001. The Partnership received no consideration for the transfer of the property.

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

                                Shallowford Oaks
                                ----------------

          The Partnership defaulted on its purchase money note related to ARA Associates- Shangri-La Ltd. (Shallowford Oaks) on January 1, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. The total amount due on the purchase money note consisted of outstanding principal and accrued interest of $700,000 and $1,031,685, respectively, as of April 30, 2002. On May 28, 2002, the Partnership paid off the purchase money note in full as of April 30, 2002.

     b.   Interests  in  profits,  losses and cash  distributions
          -------------------------------------------------------
            made by Local Partnerships
            --------------------------

          The Partnership has a 74.99% to 98.98% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2002 and 2001, the Partnership received cash distributions from the rental operations of the Local Partnerships of $508,350 and $488,936, respectively. As of December 31, 2002 and 2001, 10 and 12 of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amount of $2,047,685 and $2,158,967, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

                                     III-19

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     c.   Advances to Local Partnership
          -----------------------------

          As of both December 31, 2002 and December 31, 2001, the Partnership had advanced funds, including accrued interest, to a Local Partnership totaling $290,896. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the related Local Partnership level during prior years.

     d.   Property matters
          ----------------

                                  Baltic Plaza
                                  ------------

          On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic
     Plaza).   Due  to  the  planned  sale  of  the  property   related  to  the
     Partnership's investment in Baltic Plaza, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,264,971, was reclassified to investment in partnership held for sale in the accompanying balance sheet at December 31, 2001. On December 19, 2002, Baltic Plaza was sold; cash proceeds received by the Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note, collateralized by the partnership interests of the maker/purchaser owned by its general partner.  The  purchase  money  note  bears  interest  at  4.6%  compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's cash flow, as defined, with the balance of principal remaining unpaid, if any, plus accrued interest, due and payable on December 31, 2032. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheet at December 31, 2002, at its original principal balance of $2,300,000, discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk, with an offsetting credit of $619,000 to deferred gain on disposition of investment in partnership, due to uncertainty of collection of the purchase money note. The sale resulted in gain on disposition of investments in partnerships of $468,307
     (representing the difference between cash consideration and the Partnership's basis, net of fees and costs of sale) for financial statement purposes and $5,342,511 for federal income tax purposes in 2002. In January 2003, the Managing General Partner was paid a disposition fee of $223,511 relating to the sale, which was netted against the related gain on disposition of investments in partnerships at December 31, 2002.

                               Frenchman's Wharf I
                               -------------------

          On June 22, 2001, the Frenchman's Wharf I property was transferred to an assignee of the mortgagee. See Note 2.a., above, for further information concerning this transfer.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     e.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the 14 and 15 Local Partnerships in which the Partnership is invested as of December 31, 2002 and 2001, respectively, follow. The combined statement of operations for the year ended December 31, 2001, includes information for Frenchman's Wharf I through the date of transfer of the property in June 2001. The combined statement of operations for the year ended December 31, 2002, includes information for Baltic Plaza through the date of sale of the property in December 2002.

                                              COMBINED BALANCE SHEETS

                                                                           For the years ended
                                                                               December 31,
                                                                      ------------------------------
                                                                          2002              2001
                                                                      ------------      ------------
     Rental property, at cost, net of accumulated depreciation
       of $50,049,541 and $52,430,581, respectively                   $ 18,538,799      $ 26,667,421
     Land                                                                5,917,806         5,325,546
     Other assets                                                       16,562,177        18,853,563
                                                                      ------------      ------------

          Total assets                                                $ 41,018,782      $ 50,846,530
                                                                      ============      ============


     Mortgage notes payable                                           $ 50,799,715      $ 59,188,726
     Other liabilities                                                   4,015,889         3,988,634
                                                                      ------------      ------------

          Total liabilities                                             54,815,604        63,177,360

     Partners' deficit                                                 (13,796,822)      (12,330,830)
                                                                      ------------      ------------

          Total liabilities and partners' deficit                     $ 41,018,782      $ 50,846,530
                                                                      ============      ============


                                         COMBINED STATEMENTS OF OPERATIONS

                                                                         For the years ended
                                                                              December 31,
                                                                      -----------------------------
                                                                          2002             2001
                                                                      -----------       -----------
     Revenue:
       Rental                                                         $17,797,515       $18,070,064
       Interest                                                           507,870           817,433
       Other                                                              306,173           255,122
                                                                      -----------       -----------

         Total revenue                                                 18,611,558        19,142,619
                                                                      -----------       -----------

     Expenses:
       Operating                                                        9,305,616         9,761,163
       Interest                                                         5,307,667         5,641,355
       Depreciation                                                     2,968,386         3,099,631
       Amortization                                                        31,651            39,596
       Other                                                                   --            13,000
                                                                      -----------       -----------

         Total expenses                                                17,613,320        18,554,745
                                                                      -----------       -----------

     Net income                                                       $   998,238       $   587,874
                                                                      ===========       ===========

                                     III-21

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     f.   Reconciliation of the Local Partnerships' financial
          ---------------------------------------------------
            statement net income to taxable income
            --------------------------------------

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

                                                                                    For the years ended
                                                                                        December 31,
                                                                                ----------------------------
                                                                                   2002              2001
                                                                                ----------        ----------
          Financial statement net income                                        $  998,238        $  587,874

          Adjustments:
            Additional book depreciation,
              net of depreciation on construction period expenses
              capitalized for financial statement purposes                       2,195,123         2,174,023

            Amortization for financial statement purposes
              not deducted for income tax purposes                                 153,887           153,881

            Miscellaneous, net                                                      25,004            94,864
                                                                                ----------        ----------

          Taxable income                                                        $3,372,252        $3,010,642
                                                                                ==========        ==========


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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2002 and 2001, the Partnership paid $182,858 and $140,918, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

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


                                     III-22

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS - Continued

     (i) First, on a monthly basis as an operating expense before any distributions to limited partners in an annual amount equal to $95,208; and

     (ii) Second, after distributions to the limited partners in the amount of one percent of the gross proceeds of the offering, the balance of such 0.25% of invested assets.

     For each of the years ended December 31, 2002 and 2001, the Partnership paid the Managing General Partner a Management Fee of $95,208.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In January 2003, the Managing General Partner was paid a disposition fee of $223,511 relating to the sale of Baltic Plaza in December 2002, which was netted against the related gain on disposition of investments in partnerships.


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


                                     III-23

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued


     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In January 2003, the Managing General Partner was paid a disposition fee of $223,511 relating to the sale of Baltic Plaza in December 2002, which was netted against the related gain on disposition of investments in partnerships.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the limited partners and three percent to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On November 7, 2001, the Partnership made a cash distribution of $495,140 ($20.00 per Unit) to Limited Partners who were holders of record as of October 1, 2001. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnership. On September 11, 2002, the Partnership made a cash distribution of $15,362 to the General Partners from cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement revealed that these amounts should have been distributed in prior years when the distributions had been made only to the Limited Partners. On November 15, 2002, the Partnership made a cash distribution of $765,756 ($30 per Unit, and $23,046 to the General Partners) to all partners who were holders of record as of November 1, 2002. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On February 28, 2003, the Partnership made a cash distribution of $1,014,627 ($41 per Unit) to Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of proceeds received from the sale of Baltic Plaza.

     As defined in the Partnership Agreement, after the payment of the distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2002 and 2001. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for future working capital needs.


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

                                                                           For the years ended
                                                                               December 31,
                                                                      ------------------------------
                                                                         2002                2001
                                                                      ----------         -----------
Financial statement net income                                        $1,091,621         $11,308,098

Adjustments:
  Differences between financial statement net income
    and taxable income related to the Partnership's equity
    in the Local Partnerships' income                                   6,149,777          8,720,418

  Costs amortized over a shorter period for income tax purposes           19,759              20,691
                                                                      ----------         -----------

Taxable income                                                        $7,261,157         $20,049,207
                                                                      ==========         ===========


                                      # # #

                                     III-25

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors, Ltd. has invested.



                                     III-26