Form 10QSB
period 2003-03-31
CAPITAL REALTY INVESTORS LTD
filed 2003-05-08
CIK 354521

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

                  For the quarterly period ended March 31, 2003


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

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                                                          Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2003 and December 31, 2002.......................    1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2003 and 2002.........    2

         Statements of Cash Flows
           - for the three months ended March 31, 2003 and 2002.........    3

         Notes to Financial Statements
           - March 31, 2003 and 2002....................................    4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    8

Item 3.  Controls and Procedures........................................   10


Part II - OTHER INFORMATION

Item 5.   Other Information.............................................   10

Item 6.   Exhibits and Reports on Form 8-K..............................   10

Signature...............................................................   11

Certifications of Quarterly Report Pursuant to 18 U.S.C. Section 1350...   12

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        ---------------------

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                        March 31,     December 31,
                                                                                          2003            2002
                                                                                      ------------    ------------
                                                                                      (Unaudited)
Investments in and advances to partnerships .......................................   $  3,468,589    $  3,433,267
Cash and cash equivalents .........................................................      1,888,336       2,987,138
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $311,640 and $307,857, respectively ..........        293,643         297,426
Property purchase costs,
  net of accumulated amortization of $95,741 and $94,584, respectively ............         89,349          90,506
Other assets ......................................................................             42              68
                                                                                      ------------    ------------

      Total assets ................................................................   $  5,739,959    $  6,808,405
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     75,503    $    338,808
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (3,534,656)     (2,520,029)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................    (12,962,367)    (13,171,853)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      5,664,456       6,469,597
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  5,739,959    $  6,808,405
                                                                                      ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                   For the three months ended
                                                             March 31,
                                                  ----------------------------
                                                      2003            2002
                                                  ------------    ------------
Share of income from partnerships .............   $    313,410    $    168,751
                                                  ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income .................          6,440          10,186
                                                  ------------    ------------

  Expenses:
    Interest ..................................             --          12,688
    General and administrative ................         60,122          67,640
    Management fee ............................         23,802          23,802
    Professional fees .........................         21,500          25,750
    Amortization of deferred costs ............          4,940           4,940
                                                  ------------    ------------

                                                       110,364         134,820
                                                  ------------    ------------

      Total other revenue and expenses ........       (103,924)       (124,634)
                                                  ------------    ------------

Net income ....................................        209,486          44,117

Accumulated losses, beginning of period .......    (13,171,853)    (14,263,473)
                                                  ------------    ------------

Accumulated losses, end of period .............   $(12,962,367)   $(14,219,356)
                                                  ============    ============



Net income allocated to General Partners (3%) .   $      6,285    $      1,324
                                                  ============    ============


Net income allocated to Limited Partners (97%)    $    203,201    $     42,793
                                                  ============    ============


Net income per unit of Limited Partner Interest
  based on 24,747 and 24,757 units
  outstanding, respectively ...................   $       8.21    $       1.73
                                                  ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the three months ended
                                                                                            March 31,
                                                                                  ---------------------------
                                                                                     2003            2002
                                                                                  -----------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $   209,486    $    44,117

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (313,410)      (168,751)
    Amortization of deferred costs ............................................         4,940          4,940

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................            26           (255)
      Increase in accrued interest payable ....................................            --         12,688
      Decrease in accounts payable and accrued expenses .......................      (263,305)       (12,771)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (362,263)      (120,032)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................       278,088        223,051
                                                                                  -----------    -----------

Cash flows from financing activities:
  Distribution to Limited Partners ............................................    (1,014,627)            --
                                                                                  -----------    -----------

Net (decrease) increase in cash and cash equivalents ..........................    (1,098,802)       103,019

Cash and cash equivalents, beginning of period ................................     2,987,138      3,273,678
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 1,888,336    $ 3,376,697
                                                                                  ===========    ===========

                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of March 31, 2003, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the interim period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2002.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in Local Partnerships, and has complied with the disclosure requirements of FIN 46 in these financial statements. As of March 31, 2003, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $3,468,589.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investment in partnership and accrued interest payable
     -------------------------------------------------------------

                              Purchase money notes
                              --------------------

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2003 and 2002, was $0 and $12,688, respectively. The remaining purchase money note was paid in full in May 2002.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Shallowford Oaks
                                ----------------

     The Partnership defaulted on its purchase money note related to ARA Associates-Shangri- La Ltd. (Shallowford Oaks) on January 1, 1997, when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. The total amount due on the purchase money note consisted of outstanding principal and accrued interest of $700,000 and $1,031,685, respectively, as of April 30, 2002. On May 28, 2002, the Partnership paid off the purchase money note in full as of April 30, 2002.

b.   Advance to Local Partnership
     ----------------------------

     As of both March 31, 2003 and December 31, 2002, the Partnership had advanced funds, including accrued interest, totaling $290,896 to Shallowford Oaks. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

c.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold; cash proceeds received by the
Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note, collateralized by the partnership interests of the maker/purchaser owned by its general partner. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity can be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's cash flow, as defined, with the balance of principal remaining unpaid, if any, plus accrued interest, due and payable on December 31, 2032. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheet at December 31, 2002, at its 98% share of the original principal balance of $2,300,000, plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the estimated investment risk, with an offsetting credit of $619,000 to deferred gain on disposition of investment in partnership, due to uncertainty of collection of the purchase money note and related interest. The sale resulted in gain on disposition of investments in partnerships of $468,307 (representing the difference between cash consideration and the Partnership's basis, net of fees and costs of sale) for financial statement purposes and $5,342,511 for federal income tax purposes in 2002. In January 2003, the Managing General Partner was paid a disposition fee of $223,511 relating to the sale, which was netted against the related gain on disposition of investments in partnerships at December 31, 2002.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                  Warner House
                                  ------------

     The mortgage note secured by the property owned by Warner Housing Partnership (Warner House), was restructured in accordance with HUD's Mark-to-Market Program in February 2003. The Section 8 HAP contract was extended through March 1, 2023, subject to the annual availability of funding by Congress.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 14 and 15 Local Partnerships in which the Partnership was invested as of March 31, 2003 and 2002, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distribution recorded as income, and related to the Partnership's share of income from Local Partnerships.

                                         COMBINED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                                For the three months ended
                                                                         March 31,
                                                -------------------------------------------------------------
                                                           2003                              2002
                                                ---------------------------       ---------------------------
                                                  Equity                            Equity
                                                  Method         Suspended          Method         Suspended
                                                ----------       ----------       ----------       ----------
         Revenue:
           Rental                               $2,508,786       $1,389,524       $2,385,323       $1.931,026
           Other                                   141,712           53,699          151,545          111,730
                                                ----------       ----------       ----------       ----------

             Total revenue                       2,650,498        1,443,223        2,536,868        2,042,756
                                                ----------       ----------       ----------       ----------

         Expenses:
           Operating                             1,284,844          789,459        1,217,179        1,006,026
           Interest                                714,784          438,687          780,018          630,322
           Depreciation and amortization           377,455          275,376          371,481          358,493
                                                ----------       ----------       ----------       ----------

             Total expenses                      2,377,083        1,503,522        2,368,678        1,994,841
                                                ----------       ----------       ----------       ----------

         Net income (loss)                      $  273,415       $  (60,299)      $  168,190       $   47,915
                                                ==========       ==========       ==========       ==========

         Cash distributions                     $  231,808       $   46,279       $  218,446       $    4,604
                                                ==========       ==========       ==========       ==========

         Cash distributions recorded
           as income                            $       --       $   46,279       $       --       $    4,604

         Partnership's share of Local
           Partnership net income                  267,131               --          164,147               --
                                                ---------------------------        ---------------------------


         Share of income from partnerships               $313,410                              $168,751
                                                         ========                              ========

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     All of the cash distributions recorded as income are included in share of income from partnerships on the statements of operations for the respective periods, and are recorded as cash receipts on the respective balance sheets. As of March 31, 2003 and 2002, the Partnership's share of cumulative losses to date for seven of the 14 and 15 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $5,778,780 and $5,704,220, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $58,786 and $67,094 for the three month periods ended March 31, 2003 and 2002, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended March 31, 2003 and 2002.

     On December 19, 2002, Sencit Baltic Associates (Baltic Plaza) sold its property. As part of the consideration, the Local Partnership took back a 30-year purchase money note. Effective December 19, 2002, the Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity can be dissolved.

                                      # # #

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations
          ------------------------------------------------


     Capital Realty Investors, Ltd.'s (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section is based on the financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

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

     Sundance Apartments Associates (Sundance Apartments) and Warner Housing Partnership (Warner House) have or had Section 8 HAP contracts covering 100% of their apartment units, which contracts expired, or had been extended to expire, during 2002. Sundance Apartments extended its Section 8 HAP contract for one year, in accordance with federal legislation. Warner House extended its Section 8 HAP contract through 2023, subject to the annual availability of funding by Congress. The local managing general partner is currently marketing Warner House for sale to not-for-profit entities, which are viewed as the most likely purchasers for this property.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Eleven of the Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by HUD (the state housing agencies, RECD and HUD, collectively, the Agencies). These Section 8 HAP contracts began to expire, or had been extended to expire, in 2003. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow prepayment of the mortgage or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring
Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of March 31, 2003, the carrying amount of the Partnership's investment in Local Partnerships with
Section 8 HAP contracts expiring in the next twelve months was $139,187.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,888,336 as of March 31, 2003, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 8, 2003, there were no material commitments for capital expenditures.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month periods ended March 31, 2003 and 2002, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased
$1,098,802 during the three month period ended March 31, 2003, primarily as a result of a distribution to Limited Partners, and also as a result of cash used in operating activities exceeding the receipt of distributions from partnerships. The primary use of cash in operating activities was to liquidate the accrued disposition fee payable to the Managing General Partner related to the sale of Baltic Plaza. For the periods ended March 31, 2003 and 2002, $46,279 and $4,604, respectively, of the distributions received were from Local Partnerships for which the Partnership's carrying value is zero. The Partnership expects to receive a lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, and the related properties enter the Mark-to-Market program, with the resulting reduction in rental revenues.

     On February 28, 2003, the Partnership made a cash distribution of $1,014,627 ($41 per Unit) to Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of proceeds received from the sale of Baltic Plaza.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2003, increased $165,369 from the corresponding period in 2002 primarily due to an increase in share of income from partnerships. Contributing to the increase in the Partnership's net income was a decrease in interest expense since there were no purchase money notes outstanding during the 2003 period, a decrease in general and administrative expenses due to lower reimbursed payroll costs, and a decrease in professional legal fees. The increase in share of income from partnerships was primarily due to Linden Place. Due to accumulated losses in prior years which reduced the Partnership's investment basis in Linden Place to zero, the application of the equity method of accounting had been suspended for Linden Place during the 2002 period and prior (see Note 2.d. of the notes to financial statements). Continued positive results at Linden Place during the past several years finally increased the Partnership's investment basis above zero during the second half of 2002, at which time the equity method was reinstated for Linden Place. As a result, the Partnership's share of income from the Local Partnership was included in share of income from partnerships for the 2003 period. The Partnership expects similar results to continue.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2003 and 2002, did not include losses of $59,083 and $73,654, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2003.


Item 3. Controls and Procedures
        -----------------------

     In April 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.


Part II. OTHER INFORMATION
Item 5. Other Information
        -----------------

     There is no established market for the purchase and sale of units of limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

                               Cash Distributions
                               ------------------

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


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.               Description
          -----------               -----------

              99 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

     b. No reports of Form 8-K were filed with the Commission during the quarter ended March 31, 2003.

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



                                  CAPITAL REALTY INVESTORS, LTD.
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




May 8, 2003                            by:  /s/ Michael J. Tuszka
-----------                                 ------------------------------------
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

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS, LTD.
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



May 8, 2003                              by:  /s/ Michael J. Tuszka
-----------                                   ----------------------------------
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

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS, LTD.
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



May 8, 2003                              by:  /s/ William B. Dockser
-----------                                   ----------------------------------
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