Form 10QSB
period 2003-06-30
CAPITAL REALTY INVESTORS LTD
filed 2003-07-31
CIK 354521

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

                  For the quarterly period ended June 30, 2003


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

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2003




                                                                           Page
                                                                           ----

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2003 and December 31, 2002............................  1

         Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2003 and 2002......  2

         Statements of Cash Flows
           - for the six months ended June 30, 2003 and 2002................  3

         Notes to Financial Statements
           - June 30, 2003 and 2002.........................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  9

Item 3.  Controls and Procedures............................................ 11


Part II - OTHER INFORMATION

Item 5.  Other Information.................................................. 11

Item 6.  Exhibits and Reports on Form 8-K................................... 12

Signature................................................................... 13

Certifications of Quarterly Report Pursuant to 18 U.S.C. Section 1350....... 14

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                         CAPITAL REALTY INVESTORS, LTD.


                                 BALANCE SHEETS


                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2003           2002
                                                                                      ------------    ------------
                                                                                      (Unaudited)
Investments in and advances to partnerships .......................................   $  3,657,688    $  3,433,267
Cash and cash equivalents .........................................................      1,957,774       2,987,138
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $315,423 and $307,857, respectively ..........        289,860         297,426
Property purchase costs,
  net of accumulated amortization of $96,898 and $94,584, respectively ............         88,192          90,506
Other assets ......................................................................             31              68
                                                                                      ------------    ------------

      Total assets ................................................................   $  5,993,545    $  6,808,405
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     89,932    $    338,808
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (3,534,656)     (2,520,029)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................    (12,723,210)    (13,171,853)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      5,903,613       6,469,597
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  5,993,545    $  6,808,405
                                                                                      ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                         CAPITAL REALTY INVESTORS, LTD.


                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                    For the three months ended       For the six months ended
                                                             June 30,                        June 30,
                                                   ----------------------------    ----------------------------
                                                       2003            2002            2003            2002
                                                   ------------    ------------    ------------    ------------
Share of income from partnerships ..............   $    342,485    $    457,453    $    655,895    $    626,204
                                                   ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income ..................          3,813           8,792          10,253          18,978
                                                   ------------    ------------    ------------    ------------

  Expenses:
    Interest ...................................             --           3,997              --          16,685
    General and administrative .................         56,899          42,161         117,021         109,801
    Management fee .............................         23,802          23,802          47,604          47,604
    Professional fees ..........................         21,500          25,750          43,000          51,500
    Amortization of deferred costs .............          4,940           4,940           9,880           9,880
                                                   ------------    ------------    ------------    ------------

                                                        107,141         100,650         217,505         235,470
                                                   ------------    ------------    ------------    ------------

      Total other revenue and expenses .........       (103,328)        (91,858)       (207,252)       (216,492)
                                                   ------------    ------------    ------------    ------------

Net income .....................................        239,157         365,595         448,643         409,712

Accumulated losses, beginning of period ........    (12,962,367)    (14,219,356)    (13,171,853)    (14,263,473)
                                                   ------------    ------------    ------------    ------------

Accumulated losses, end of period ..............   $(12,723,210)   $(13,853,761)   $(12,723,210)   $(13,853,761)
                                                   ============    ============    ============    ============



Net income allocated to General Partners (3%) ..   $      7,175    $     10,968    $     13,459    $     12,291
                                                   ============    ============    ============    ============


Net income allocated to Limited Partners (97%) .   $    231,982    $    354,627    $    435,184    $    397,421
                                                   ============    ============    ============    ============


Net income per unit of Limited Partner Interest,
  based on 24,747 and 24,757 units
  outstanding, respectively ....................   $       9.37    $      14.32    $      17.59    $      16.05
                                                   ============    ============    ============    ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                         CAPITAL REALTY INVESTORS, LTD.


                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the six months ended
                                                                                           June 30,
                                                                                  ---------------------------
                                                                                      2003          2002
                                                                                  ------------   ------------
Cash flows from operating activities:
  Net income ..................................................................   $   448,643    $   409,712

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (655,895)      (626,204)
    Amortization of deferred costs ............................................         9,880          9,880

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................            37            (92)
      Increase in accrued interest payable ....................................            --         16,685
      (Decrease) increase in accounts payable and accrued expenses ............      (248,876)         1,488
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (446,211)      (188,531)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................       431,474        464,797
                                                                                  -----------    -----------

Cash flows from financing activities:
  Distribution to Limited Partners ............................................    (1,014,627)            --
  Payoff of purchase money note and related interest ..........................            --     (1,731,685)
                                                                                  -----------    -----------

        Net cash used in financing activities .................................    (1,014,627)    (1,731,685)
                                                                                  -----------    -----------

Net decrease in cash and cash equivalents .....................................    (1,029,364)    (1,455,419)

Cash and cash equivalents, beginning of period ................................     2,987,138      3,273,678
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 1,957,774    $ 1,818,259
                                                                                  ===========    ===========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $        --    $ 1,031,685
                                                                                  ===========    ===========


                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of June 30, 2003, and the results of its operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the interim periods ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46 in these financial statements. As of June 30, 2003, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $3,657,688.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Purchase money note
     -------------------

                                Shallowford Oaks
                                ----------------

     The Partnership defaulted on its purchase money note related to ARA Associates-Shangri- La Ltd. (Shallowford Oaks) on January 1, 1997, when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. The total amount due on the purchase money note consisted of outstanding principal and accrued interest of $700,000 and $1,031,685, respectively, as of April 30, 2002. Interest expense was $3,997 and $16,685 for the three and six month periods ended June 30, 2002, respectively. On May 28, 2002, the Partnership paid off the purchase money note in full effective as of April 30, 2002.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Advance to Local Partnership
     ----------------------------

     As of both June 30, 2003 and December 31, 2002, the Partnership had advanced funds, including accrued interest, totaling $290,896 to Shallowford Oaks. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

c.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold; cash proceeds received by the
Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note, collateralized by the partnership interests of the maker/purchaser owned by its general partner. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity can be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheet at December 31, 2002, at its 98% share of the original principal balance of $2,300,000, plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the estimated investment risk, with an offsetting credit of $619,000 to deferred gain on disposition of investment in partnership, due to uncertainty of collection of the purchase money note and related interest. The sale resulted in gain on disposition of investments in partnerships of $468,307 (representing the difference between cash consideration and the Partnership's basis, net of fees and costs of sale) for financial statement purposes and $5,342,511 for federal income tax purposes in 2002. In January 2003, the Managing General Partner was paid a disposition fee of $223,511 relating to the sale, which was netted against the related gain on disposition of investments in partnerships at December 31, 2002.

                                  Warner House
                                  ------------

     The mortgage note secured by the property owned by Warner Housing Partnership (Warner House) was restructured in accordance with HUD's Mark-to-Market Program in February 2003. The Section 8 HAP contract was extended through March 1, 2023, subject to the annual availability of funding by Congress.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 14 and 15 Local Partnerships in which the Partnership was invested as of June 30, 2003 and 2002, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distribution recorded as income, and related to the Partnership's share of income from Local Partnerships.


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the three months ended
                                                                          June 30,
                                                ------------------------------------------------------------
                                                           2003                              2002
                                                ---------------------------       --------------------------
                                                  Equity                            Equity
                                                  Method         Suspended          Method         Suspended
                                                ----------      -----------       ----------       ---------
         Revenue:
           Rental                               $2,471,329       $1,389,522       $2,475,254       $1,931,022
           Other                                   136,539           53,701          138,249          111,731
                                                ----------       ----------       ----------       ----------

             Total revenue                       2,607,868        1,443,223        2,613,503        2,042,753
                                                ----------       ----------       ----------       ----------

         Expenses:
           Operating                             1,212,886          789,459        1,067,442        1,006,025
           Interest                                714,784          438,687          780,018          630,323
           Depreciation and amortization           377,459          275,375          371,480          358,492
                                                ----------       ----------       ----------       ----------

             Total expenses                      2,305,129        1,503,521        2,218,940        1,994,840
                                                ----------       ----------       ----------       ----------

         Net income (loss)                      $  302,739       $  (60,298)      $  394,563       $   47,913
                                                ==========       ==========       ==========       ==========

         Cash distributions                     $  106,661       $   46,727       $  170,168       $   71,579
                                                ==========       ==========       ==========       ==========

         Cash distributions recorded
           as reduction in investment           $  106,661       $       --       $  167,356       $       --
                                                ==========       ==========       ==========       ==========

         Cash distributions recorded
           as income                            $       --       $   46,727       $    2,812       $   71,579

         Partnership's share of Local
           Partnership net income                  295,758              --           383,062              --
                                                --------------------------        --------------------------


         Share of income from partnerships               $342,485                            $457,453
                                                         ========                            ========

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                For the six months ended
                                                                          June 30,
                                                -------------------------------------------------------------
                                                           2003                              2002
                                                ---------------------------       ---------------------------
                                                  Equity                            Equity
                                                  Method         Suspended          Method         Suspended
                                                ----------       ----------       ----------       ----------
         Revenue:
           Rental                               $4,980,115       $2,779,046       $4,860,577       $3,862,048
           Other                                   278,251          107,400          289,794          223,461
                                                ----------       ----------       ----------       ----------

             Total revenue                       5,258,366        2,886,446        5,150,371        4,085,509
                                                ----------       ----------       ----------       ----------

         Expenses:
           Operating                             2,497,730        1,578,918        2,284,621        2,012,051
           Interest                              1,429,568          877,374        1,560,036        1,260,645
           Depreciation and amortization           754,914          550,751          742,961          716,985
                                                ----------       ----------       ----------       ----------

             Total expenses                      4,682,212        3,007,043        4,587,618        3,989,681
                                                ----------       ----------       ----------       ----------

         Net income (loss)                      $  576,154       $ (120,597)      $  562,753       $   95,828
                                                ==========       ==========       ==========       ==========

         Cash distributions                     $  338,468       $   93,006       $  388,614       $   76,183
                                                ==========       ==========       ==========       ==========

         Cash distributions recorded
           as reduction in investment           $  338,468       $       --       $  385,802       $       --
                                                ==========       ==========       ==========       ==========

         Cash distributions recorded
           as income                            $       --       $   93,006       $    2,812       $   76,183

         Partnership's share of Local
           Partnership net income                  562,889              --           547,209              --
                                                --------------------------        --------------------------


         Share of income from partnerships               $655,895                           $626,204
                                                         ========                           ========


     All of the cash distributions recorded as income are included in share of income from partnerships on the statements of operations for the respective periods, and are recorded as cash receipts on the respective balance sheets. As of June 30, 2003 and 2002, the Partnership's share of cumulative losses to date for seven of the 14 and 15 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $5,835,770 and $5,655,044, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $50,979 and $109,765 for the three and six month periods ended June 30, 2003, respectively, and $31,108 and $98,202 for the three and six month periods ended June 30, 2002, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended June 30, 2003 and 2002, and $47,604 for each of the six month periods ended June 30, 2003 and 2002.

     On December 19, 2002, Sencit Baltic Associates (Baltic Plaza) sold its property. As part of the consideration, the Local Partnership took back a 30-year purchase money note. Effective December 19, 2002, the Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), as the Local Partnership entity is in the process of being dissolved.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note1. of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2002. The Partnership accounts for its investments in partnerships by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.

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

     Sundance Apartments Associates (Sundance Apartments) and Warner Housing Partnership (Warner House) have Section 8 HAP contracts covering 100% of their apartment units, which contracts expired, or had been extended to expire, during 2003. Sundance Apartments extended its Section 8 HAP contract for one year, in accordance with federal legislation. Warner House extended its Section 8 HAP contract through 2023, subject to the annual availability of funding by Congress. The local managing general partner is currently marketing Warner House for sale to not-for-profit entities, which are viewed as the most likely purchasers for this property.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Eleven of the Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by HUD (the state housing agencies, RECD and HUD, collectively, the Agencies). These Section 8 HAP contracts begin to expire, or have been extended to expire, in 2004. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow prepayment of the mortgage or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring
Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of June 30, 2003, the carrying amount of the Partnership's investment in Local Partnerships with
Section 8 HAP contracts expiring in the next twelve months was $123,137.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,957,774 as of June 30, 2003, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of July 31, 2003, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for future working capital needs.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2003, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $1,029,364 during the six month period ended June 30, 2003, primarily as a result of a distribution to Limited Partners, and also as a result of cash used in operating activities exceeding the receipt of distributions from partnerships. The primary use of cash in operating activities was to liquidate the accrued disposition fee of $223,511 payable to the Managing General Partner related to the sale of Baltic Plaza. For the six month periods ended June 30, 2003 and 2002, $93,006 and $78,995, respectively, of the distributions received were from Local Partnerships for which the Partnership's carrying value is zero. The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, and the related properties enter the Mark-to-Market program, with the resulting reduction in rental revenues.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended June 30, 2003, decreased $126,000 from the corresponding period in 2002 primarily due to a decrease in share of income from partnerships, an increase in general and administrative expenses due to higher reimbursed payroll costs, and a decrease in interest income due to lower cash and cash equivalent balances and declining interest rates, partially offset by nominal decreases in professional fees and interest expense. The decrease in share of income from partnerships was primarily due to an increase in maintenance costs at one property partially offset by a decrease in mortgage interest expense, and a decrease in cash distributions recorded as income.

     The Partnership's net income for the six month period ended June 30, 2003, increased $39,000 from the corresponding period in 2002 primarily due to an increase in share of income from partnerships, a decrease in interest expense since there were no purchase money notes outstanding during the 2003 period, and a decrease in professional legal fees, partially offset by a decrease in interest income and an increase in general and administrative expenses, as discussed above. The increase in share of income from partnerships was primarily due to Linden Place. Due to accumulated losses in prior years which reduced the Partnership's investment basis in Linden Place to zero, the application of the equity method of accounting had been suspended for Linden Place for the 2002 period and before (see Note 2.d. of the notes to financial statements). Continued positive results at Linden Place during the past several years finally increased the Partnership's investment basis above zero during the second half of 2002, at which time the equity method was reinstated for Linden Place. As a result, the Partnership's share of income from the Local Partnership was included in share of income from partnerships for the 2003 period. The Partnership expects similar results to continue.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2003, did not include losses of $59,084 and $118,167, respectively, compared to excluded losses of $73,643 and $147,297 for the three and six month periods ended June 30, 2002, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2003.


Item 3. Controls and Procedures
        -----------------------

     In July 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.


Part II. OTHER INFORMATION
Item 5. Other Information
        -----------------

     There is no established market for the purchase and sale of units of limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

                            Unregistered Tender Offer
                            -------------------------

     On July 18, 2003, Equity Resource Arlington Fund (Equity) initiated an unregistered tender offer to purchase up to 495 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expires August 18, 2003. Equity is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Equity and does not necessarily represent the fair market value of each Unit.

     The Managing General Partner did not express any opinion and remained neutral toward the unregistered tender offer for the purchase of Units described above.

Part II. OTHER INFORMATION
Item 5. Other Information - continued
        -----------------


                                Cash Distribution
                                -----------------

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


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.           Description
          -----------           -----------
              99 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

     b. No reports of Form 8-K were filed with the Commission during the quarter ended June 30, 2003.

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



                                  CAPITAL REALTY INVESTORS, LTD.
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




July 31, 2003                          by:  /s/ Michael J. Tuszka
-------------                               ------------------------------------
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


                                    CAPITAL REALTY INVESTORS, LTD.
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



July 31, 2003                            by:  /s/ Michael J. Tuszka
-------------                                 ----------------------------------
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


                                    CAPITAL REALTY INVESTORS, LTD.
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



July 31, 2003                            by:  /s/ William B. Dockser
-------------                                 ----------------------------------
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