Form 10QSB
period 2003-09-30
CAPITAL REALTY INVESTORS LTD
filed 2003-10-31
CIK 354521

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

                For the quarterly period ended September 30, 2003


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

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003




                                                                         Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2003 and December 31, 2002.....................   1

         Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2003
             and 2002.....................................................   2

         Statements of Cash Flows
           - for the nine months ended September 30, 2003 and 2002........   3

         Notes to Financial Statements
           - September 30, 2003 and 2002..................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   9

Item 3.  Controls and Procedures..........................................  11


Part II - OTHER INFORMATION

Item 5.  Other Information................................................  12

Item 6.  Exhibits and Reports on Form 8-K.................................  12

Signature.................................................................  13

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS


                                                                                      September 30,   December 31,
                                                                                          2003           2002
                                                                                      ------------    ------------
                                                                                      (Unaudited)
Investments in and advances to partnerships .......................................   $  3,959,276    $  3,433,267
Cash and cash equivalents .........................................................      1,908,456       2,987,138
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $319,206 and $307,857, respectively ..........        286,077         297,426
Property purchase costs,
  net of accumulated amortization of $98,055 and $94,584, respectively ............         87,035          90,506
Other assets ......................................................................             28              68
                                                                                      ------------    ------------

      Total assets ................................................................   $  6,240,872    $  6,808,405
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     98,951    $    338,808
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (3,534,656)     (2,520,029)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................    (12,484,902)    (13,171,853)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      6,141,921       6,469,597
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  6,240,872    $  6,808,405
                                                                                      ============    ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                    For the three months ended      For the nine months ended
                                                           September 30,                   September 30,
                                                   ----------------------------    ----------------------------
                                                       2003            2002            2003            2002
                                                   ------------    ------------    ------------    ------------
Share of income from partnerships ..............   $    329,026    $    454,224    $    984,921    $  1,080,428
                                                   ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income ..................          2,657           5,628          12,910          24,606
                                                   ------------    ------------    ------------    ------------

  Expenses:
    Interest ...................................             --              --              --          16,685
    General and administrative .................         43,133          50,896         160,154         160,697
    Management fee .............................         23,802          23,802          71,406          71,406
    Professional fees ..........................         21,500          25,750          64,500          77,250
    Amortization of deferred costs .............          4,940           4,940          14,820          14,820
                                                   ------------    ------------    ------------    ------------

                                                         93,375         105,388         310,880         340,858
                                                   ------------    ------------    ------------    ------------

      Total other revenue and expenses .........        (90,718)        (99,760)       (297,970)       (316,252)
                                                   ------------    ------------    ------------    ------------

Net income .....................................        238,308         354,464         686,951         764,176

Accumulated losses, beginning of period ........    (12,723,210)    (13,853,761)    (13,171,853)    (14,263,473)
                                                   ------------    ------------    ------------    ------------

Accumulated losses, end of period ..............   $(12,484,902)   $(13,499,297)   $(12,484,902)   $(13,499,297)
                                                   ============    ============    ============    ============



Net income allocated to General Partners (3%) ..   $      7,149    $     10,634    $     20,609    $     22,925
                                                   ============    ============    ============    ============


Net income allocated to Limited Partners (97%) .   $    231,159    $    343,830    $    666,342    $    741,251
                                                   ============    ============    ============    ============


Net income per unit of Limited Partner Interest,
  based on 24,747 and 24,757 units
  outstanding, respectively ....................   $       9.34    $      13.89    $      26.93    $      29.94
                                                   ============    ============    ============    ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                   For the nine months ended
                                                                                         September 30,
                                                                                  --------------------------
                                                                                      2003          2002
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $   686,951    $   764,176

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (984,921)    (1,080,428)
    Amortization of deferred costs ............................................        14,820         14,820

    Changes in assets and liabilities:
      Decrease in other assets ................................................            40             42
      Increase in accrued interest payable ....................................            --         16,685
      (Decrease) increase in accounts payable and accrued expenses ............      (239,857)        25,685
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (522,967)      (259,020)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................       458,912        508,350
                                                                                  -----------    -----------

Cash flows from financing activities:
  Distribution to Limited Partners ............................................    (1,014,627)            --
  Payoff of purchase money note and related interest ..........................            --     (1,731,685)
  Distribution to General Partners and Initial and Special Limited Partners ...            --        (15,362)
                                                                                  -----------    -----------

        Net cash used in financing activities .................................    (1,014,627)    (1,747,047)
                                                                                  -----------    -----------

Net decrease in cash and cash equivalents .....................................    (1,078,682)    (1,497,717)

Cash and cash equivalents, beginning of period ................................     2,987,138      3,273,678
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 1,908,456    $ 1,775,961
                                                                                  ===========    ===========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $        --    $ 1,031,685
                                                                                  ===========    ===========



                          The accompanying notes are an
                             integral part of these
                              financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of September 30, 2003, and the results of its operations for the three and nine months ended
September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the interim periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. Application of the provisions of FIN 46 to interests held in a variable interest entity or potential variable interest entity has been deferred until the end of the first interim or annual period ending after December 15, 2003, to variable interest entities or potential variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46 in these financial statements. As of September 30, 2003, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $3,959,276.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Purchase money note
     -------------------

                                Shallowford Oaks
                                ----------------

     The Partnership defaulted on its purchase money note related to ARA Associates-Shangri-La Ltd. (Shallowford Oaks) on January 1, 1997, when the note matured and was not paid. The default amount included principal and accrued interest of $700,000 and $761,389, respectively. The total amount due on the purchase money note consisted of outstanding principal and accrued interest of $700,000 and $1,031,685, respectively, as of April 30, 2002. Interest expense was $3,997 and $16,685 for the three and six month periods ended June 30, 2002, respectively. On May 28, 2002, the Partnership paid off the purchase money note in full effective as of April 30, 2002.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Advance to Local Partnership
     ----------------------------

     As of both September 30, 2003, and December 31, 2002, the Partnership had advanced funds, including accrued interest, totaling $290,896 to Shallowford Oaks. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

c.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold; cash proceeds received by the Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note, collateralized by the partnership interests of the maker/purchaser owned by its general partner. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity can be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of October 31, 2003, no payments of principal or interest have been received on this purchase money note. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheet at December 31, 2002, at its 98% share of the original principal balance of $2,300,000, plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the estimated investment risk, with an offsetting credit of $619,000 to deferred gain on disposition of investment in partnership, due to uncertainty of collection of the purchase money note and related interest. The sale resulted in gain on disposition of investments in partnerships of $468,307 (representing the difference between cash consideration and the Partnership's basis, net of fees and costs of sale) for financial statement purposes and $5,342,511 for federal income tax purposes in 2002. In January 2003, the Managing General Partner was paid a disposition fee of $221,944 relating to the sale, which was netted against the related gain on disposition of investments in partnerships at December 31, 2002.

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

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 14 and 15 Local Partnerships in which the Partnership was invested as of September 30, 2003 and 2002, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the three months ended
                                                                      September 30,
                                                ------------------------------------------------------------
                                                           2003                              2002
                                                --------------------------        --------------------------
                                                  Equity                            Equity
                                                  Method         Suspended          Method         Suspended
                                                ----------      -----------       ----------      -----------
         Number of Local Partnerships               7                7                7                8
                                                    =                =                =                =

         Revenue:
           Rental                               $2,511,904       $1,391,441       $2,887,656       $1,510,822
           Other                                   122,971           53,360          193,139           63,098
                                                ----------       ----------       ----------       ----------

             Total revenue                       2,634,875        1,444,801        3,080,795        1,573,920
                                                ----------       ----------       ----------       ----------

         Expenses:
           Operating                             1,205,999          750,004        1,246,569          821,985
           Interest                                714,783          438,687          897,608          512,730
           Depreciation and amortization           377,453          275,375          427,108          302,858
                                                ----------       ----------       ----------       ----------

             Total expenses                      2,298,235        1,464,066        2,571,285        1,637,573
                                                ----------       ----------       ----------       ----------

         Net income (loss)                      $  336,640       $  (19,265)      $  509,510       $  (63,653)
                                                ==========       ==========       ==========       ==========

         Cash distributions                     $   27,438       $       --       $   10,495       $   33,058
                                                ==========       ==========       ==========       ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                      $   27,438       $       --       $   10,495       $   16,373
                                                ==========       ==========       ==========       ==========

         Cash distributions recorded
           as income                            $       --       $       --       $       --       $   16,685

         Partnership's share of Local
           Partnership net income (loss)           329,026              --           430,560           6,979 (1)
                                                --------------------------        --------------------------


         Share of income from partnerships               $329,026                           $454,224
                                                         ========                           ========


     (1) Represents Partnership's share of income from a Local Partnership for which the Partnership's carrying value is zero, but which does not have unallowable losses.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                For the nine months ended
                                                                       September 30,
                                                -------------------------------------------------------------
                                                           2003                              2002
                                                ---------------------------       ---------------------------
                                                  Equity                            Equity
                                                  Method         Suspended          Method         Suspended
                                                ----------      -----------       ----------      -----------
         Number of Local Partnerships               7                7                7                8
                                                    =                =                =                =

         Revenue:
           Rental                               $7,492,019       $4,170,487       $8,588,637       $4,532,466
           Other                                   401,222          160,760          580,191          189,301
                                                ----------       ----------       ----------       ----------

             Total revenue                       7,893,241        4,331,247        9,168,828        4,721,767
                                                ----------       ----------       ----------       ----------

         Expenses:
           Operating                             3,703,729        2,328,922        3,899,268        2,465,958
           Interest                              2,144,351        1,316,061        2,692,829        1.538,190
           Depreciation and amortization         1,132,367          826,126        1,281,332          908,580
                                                ----------       ----------       ----------       ----------

             Total expenses                      6,980,447        4,471,109        7,873,429        4,912,728
                                                ----------       ----------       ----------       ----------

         Net income (loss)                      $  912,794       $ (139,862)      $1,295,399       $ (190,961)
                                                ==========       ==========       ==========       ==========

         Cash distributions                     $  365,906       $   93,006       $  430,991       $   77,359
                                                ==========       ==========       ==========       ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                      $  365,906       $       --       $  430,991       $   20,944
                                                ==========       ==========       ==========       ==========

         Cash distributions recorded
           as income                            $       --       $   93,006       $       --       $   56,415

         Partnership's share of Local
           Partnership net income (loss)           891,915              --         1,003,069          20,944 (1)
                                                --------------------------        --------------------------


         Share of income from partnerships               $984,921                         $1,080,428
                                                         ========                         ==========


     (1) Represents Partnership's share of income from a Local Partnership for which the Partnership's carrying value is zero, but which does not have unallowable losses.


     All of the cash distributions recorded as income are included in share of income from partnerships on the statements of operations for the respective periods, and are recorded as cash receipts on the respective balance sheets. As of September 30, 2003 and 2002, the Partnership's share of cumulative losses to date for seven of the 14 and 15 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $5,852,551 and $5,695,287, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $35,716 and $145,481 for the three and nine month periods ended September 30, 2003, respectively, and $39,210 and $137,412 for the three and nine month periods ended September 30, 2002, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended September 30, 2003 and 2002, and $71,406 for each of the nine month periods ended September 30, 2003 and 2002.

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

     In accordance with the terms of the Partnership Agreement, the Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In January 2003, the Managing General Partner was paid a disposition fee of $221,944 relating to the sale of Baltic Plaza in December 2002, which was netted against the related gain on disposition of investments in partnerships for the year ended December 31, 2002.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2002. The Partnership accounts for its investments in partnerships by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.

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

     Lihue Associates (Lihue Gardens) and New Sharon Woods Associates (New Sharon Woods Apartments) have Section 8 HAP contracts covering 100% of their apartment units, which contracts expire during the first nine months of 2004. Each property anticipates a one-year renewal of its Section 8 HAP contract at expiration.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Eleven of the Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by HUD (the state housing agencies, RECD and HUD, collectively, the Agencies). These Section 8 HAP contracts begin to expire, or have been extended to expire, in 2004. Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow prepayment of the mortgage or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring
Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of September 30, 2003, the carrying amount of the Partnership's investments in Local Partnerships with
Section 8 HAP contracts expiring in the next twelve months was $132,939.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,908,456 as of September 30, 2003, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of October 31, 2003, there were no material commitments for capital expenditures. The Partnership has reviewed its operations for 2003 and with its anticipated future cash requirements, and has determined that it will not make an additional distribution to Limited Partners during 2003. The Managing General Partner intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2003, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $1,078,682 during the nine month period ended September 30, 2003, primarily as a result of a distribution to Limited Partners, and also as a result of cash used in operating activities exceeding the receipt of distributions from partnerships. The primary use of cash in operating activities was to liquidate the accrued disposition fee of $221,944 payable to the Managing General Partner related to the sale of Baltic Plaza, and to pay management and professional fees, and general and administrative expenses. For the nine months ended September 30, 2003, $93,006 of the distributions received were from Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program, with the resulting reduction in rental revenue.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended September 30, 2003, decreased $116,156 from the corresponding period in 2002 primarily due to a decrease in share of income from partnerships, and a nominal decrease in interest and other income, partially offset by decreases in general and administrative expenses and professional fees. The decrease in share of income from partnerships was primarily due to a decrease in interest income related to lower escrows and reserves and an increase in operating expenses related to higher maintenance costs at the property related to one Local Partnership, and the cessation of income from one Local Partnership sold in 2002. Partially offsetting the decrease in share of income from partnerships was income from Linden Place which was accounted for under the equity method in 2003. Due to accumulated losses in prior years which reduced the Partnership's investment basis in Linden Place to zero, the application of the equity method of accounting had been suspended for Linden Place for the June 30, 2002 period and before (see Note 2.d. of the notes to financial statements). Continued positive results at Linden Place during the past several years finally increased the Partnership's investment basis above zero during the second half of 2002, at which time the equity method was reinstated for Linden Place. As a result, the Partnership's share of income from the Local Partnership was fully included in share of income from partnerships for the 2003 period. The Partnership expects similar results to continue.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     The Partnership's net income for the nine month period ended September 30, 2003, decreased $77,225 from the corresponding period in 2002 primarily due to a decrease in share of income from partnerships, as discussed above, a decrease in interest income due to declining interest rates, partially offset by a decrease in interest expense since there were no purchase money notes outstanding during the 2003 period, a decrease in professional legal fees, and a nominal decrease in general and administrative expenses.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2003, did not include losses of $32,743 and $150,910, respectively, compared to excluded losses of $73,662 and $220,959 for the three and nine month periods ended September 30, 2002, respectively.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2003.


Item 3. Controls and Procedures
        -----------------------

     In October 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2003 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

                            Unregistered Tender Offer
                            -------------------------

     On July 18, 2003, Equity Resource Arlington Fund (Equity) initiated an unregistered tender offer to purchase up to 495 of the outstanding Units in the Partnership at a price of $100 per Unit; the offer expired August 18, 2003. Equity is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Equity and does not necessarily represent the fair market value of each Unit.

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


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.     Description
          -----------     -----------

          31.1 Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C.
                          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b. No reports of Form 8-K were filed with the Commission during the quarter ended September 30, 2003.

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



                                  CAPITAL REALTY INVESTORS, LTD.
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner



October 31, 2003                       by:  /s/ Michael J. Tuszka
----------------                            ------------------------------------
DATE                                        Michael J. Tuszka
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)