Form 10KSB
period 2003-12-31
CAPITAL REALTY INVESTORS LTD
filed 2004-03-26
CIK 354521

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

                   For the fiscal year ended December 31, 2003


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

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,034,899.

The units of limited partner interest of the registrant are not traded in any market. Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                         CAPITAL REALTY INVESTORS, LTD.

                        2003 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                          Page


                                     PART I
                                     ------
Item 1.   Business........................................................ I-1
Item 2.   Properties...................................................... I-5
Item 3.   Legal Proceedings............................................... I-5
Item 4.   Submission of Matters to a Vote of Security Holders............. I-5


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


                                    PART III
                                    --------

Item 9.   Directors and Executive Officers of the Registrant.............. III-1
Item 10.  Executive Compensation.......................................... III-2
Item 11.  Security Ownership of Certain Beneficial Owners and Management.. III-2
Item 12.  Certain Relationships and Related Transactions.................. III-3
Item 13.  Exhibits and Reports on Form 8-K................................ III-3
Item 14.  Controls and Procedures......................................... III-4
Item 15.  Principal Accountant Fees and Services.......................... III-5

Signatures................................................................ III-6

Financial Statements...................................................... III-8

                                     PART I
                                     ------


ITEM 1. BUSINESS
        --------

     Capital Realty Investors, Ltd. (the Partnership) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981. On December 31, 1981, the Partnership commenced offering 30,000 units of limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner & Smith, Incorporated. The Partnership closed the offering on December 31, 1982, at which time 24,837 units of limited partner interest had become subscribed. As of December 31, 2003, 90 units of limited partner interest had been abandoned.

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 18 Local Partnerships. As of December 31, 2003, the Partnership retained investments in 14 Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

     (i)  preserve and protect the Partnership's capital;
     (ii) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners could use to offset income from other sources;
     (iii)provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness on the apartment complexes; and
     (iv) provide cash distributions from sale or refinancing of the Partnership's investments and, on a limited basis, from rental operations.

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies, and who generally remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. However, in the event of death or non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner.

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 18 (14 remaining as of December 31,
2003)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

     Although each of the Local Partnerships in which the Partnership invested owns an apartment complex that must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership, except in specific circumstances as described in Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2003, follows.


                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                    IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1)

                                                                                                        Units
                            Mortgage                                                                Authorized for   Expiration
 Name and Location         Payable at            Financed and/or Insured            Number of         Low Income         of
of Apartment Complex      12/31/03 (2)           and/or Subsidized Under           Rental Units       Subsidies      HAP Contract
--------------------      ------------        -----------------------------        ------------     --------------   ------------
Capitol Commons            $ 5,538,427        Michigan State Housing                   200                200        05/31/07
 Lansing, MI                                   Development Authority

Chestnut                     1,998,057        California Housing                        90                 90        01/13/13
 Fresno, CA                                    Finance Agency

Court Place                  5,448,734        Illinois Housing                         160                160        02/01/13
 Pekin, IL                                     Development Authority (IHDA)

Frederick Heights            2,653,467        Section 221(d)(4) of the                 156                 --           --
 Frederick, MD                                 National Housing Act (NHA)

Hillview Terrace             2,189,950        Rural Economic Community                 125                 --           --
 Traverse City, MI                             Development (RECD)

Lihue Gardens                2,621,893        RECD                                      58                 58        02/22/05
 Lihue, Kauai, HI

Linden Place                 8,904,519        IHDA                                     190                190        09/30/20
 Arlington Heights, IL

New Sharon Woods Apts.       2,398,696       Federal Housing Administration             50                 50        08/31/04
 Deptford, NJ                                  (FHA)

Park Glen                    4,991,324        IHDA                                     125                125        08/01/23
 Taylorville, IL

Shallowford Oaks             6,142,377        FHA                                      204                 --           --
 Chamblee, GA

Sundance Apts.               2,226,130        Government National Mortgage              60                 60        05/07/04 (3)
 Bakersfield, CA                               Association/FHA

Tandem Townhouses            1,124,783        Pennsylvania Housing                      48                 47        09/28/12
 Fairview Borough, PA                          Finance Agency

Warner House                 2,128,811        Section 221(d)(4) of the NHA              60                 60        03/01/23 (4)
 Warren, OH

Westwood Village             1,190,079        Connecticut Housing Finance               48                 48        02/24/07
 New Haven, CT                                 Authority
                           -----------                                               -----              -----

Totals 14                  $49,557,247                                               1,574              1,088
                           ===========                                               =====              =====

                                   (continued)

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------


                                SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS IN WHICH
                                   CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1) - Continued


                                                                                         Average Effective Annual
                                        Units Occupied As                                     Rental Per Unit
                                    Percentage of Total Units                               for the Years Ended
                                        As of December 31,                                      December 31,
 Name and Location             -----------------------------------       -------------------------------------------------------
of Apartment Complex           2003    2002    2001   2000    1999         2003        2002        2001       2000        1999
--------------------           ----    ----    ----   ----    ----       --------    --------    --------   --------    --------
Capitol Commons                 92%     96%     93%    92%     97%       $ 9,112     $ 9,287     $ 8,780    $ 9,208     $ 9,479
 Lansing, MI

Chestnut                        98%     99%     96%    99%     97%         7,534       7,558       7,563      7,573       7,451
 Fresno, CA

Court Place                     99%    100%     99%   100%     98%        12,936      12,856      12,321     12,843      12,928
 Pekin, IL

Frederick Heights               95%     97%     98%    99%     99%         9,306       9,074       8,698      8,195       7,677
 Frederick, MD

Hillview Terrace                98%     99%     99%    98%    100%         3,847       3,890       3,923      3,891       2,757
 Traverse City, MI

Lihue Gardens                   99%     92%    100%   100%    100%         9,933      11,005      10,796     10,799      10,657
 Lihue, Kauai, HI

Linden Place                   100%    100%     99%   100%     99%        15,847      15,490      15,068     14,661      14,256
 Arlington Heights, IL

New Sharon Woods Apts.          94%     98%     96%    95%     96%        11,674      11,987      11,343     11,409      11,882
 Deptford, NJ

Park Glen                      100%    100%    100%   100%     99%         9,867       9,748       9,134      9,700       9,744
 Taylorville, IL

Shallowford Oaks                80%     93%     94%    99%     99%         7,960       8,471       6,903      7,932       7,663
 Chamblee, GA

Sundance Apts.                  99%    100%    100%   100%    100%         8,612       8,574       8,358      8,355       8,305
 Bakersfield, CA

Tandem Townhouses               99%     97%     98%   100%    100%         9,247       9,239       9,235      9,248       9,240
 Fairview Borough, PA

Warner House                   100%    100%     99%    97%     99%         6,273       7,646       7,503      7,631       7,457
 Warren, OH

Westwood Village                98%     93%    100%    95%     98%        11,452      11,514      11,418     11,378      11,544
 New Haven, CT

                               ---     ---     ---    ---     ---        -------     -------     -------    -------     -------
Totals (5) 14                   97%     97%     98%    98%     99%       $ 9,543     $ 9,739     $ 9,360    $ 9,487     $ 9,360
                               ===     ===     ===    ===     ===        =======     =======     =======    =======     =======


     (1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
     (2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2003.
     (3) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one year period at its expiration on May 7, 2004.
     (4) The mortgage note was restructured in accordance with HUD's Mark-to-Market Program in February 2003. The Section 8 HAP contract was extended through March 1, 2023, subject to the annual availability of funding by Congress.
     (5) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

     On December 19, 2002, Baltic Plaza was sold. See the notes to financial statements for additional information concerning this sale.


ITEM 2. PROPERTIES
        ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors, Ltd., indirectly holds an interest in the real estate owned by the Local Partnerships. See Part I, Item 1, for information concerning these properties.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     There are no material pending legal proceedings to which the Partnership is a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II
                                     -------


ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
        -------------------------------------------------
          AND RELATED PARTNERSHIP MATTERS
          -------------------------------

     (a) There is no established market for the purchase and sale of units of limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

                             Registered Tender Offer
                             -----------------------

          On May 9, 2002, Equity Resource Lexington Fund Limited Partnership (Lexington) initiated a registered tender offer to purchase 2,475 of the outstanding Units in the Partnership at a price of $75 per Unit; the offer expired June 10, 2002. Lexington is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Lexington and does not necessarily represent the fair market value of each Unit.

          In response to the Lexington registered tender offer, on May 20, 2002, the Managing General Partner filed a Schedule 14D-9. In that filing, the Managing General Partner recommended that Limited Partners reject the Lexington offer because it viewed the offer price as inadequate.

                           Unregistered Tender Offers
                           --------------------------

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

          The Managing General Partner did not express any opinion and remained neutral toward the unregistered tender offers for the purchase of Units described above.

     (b) As of March 26, 2004, there were approximately 1,450 registered holders of Units in the Partnership.

     (c) On September 11, 2002, the Partnership made a cash distribution of $15,362 to the General Partners from cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when the distributions had been made only to the Limited Partners. On November 15, 2002, the Partnership made a cash distribution of $765,756 ($30 per Unit, and $23,046 to the General Partners) to all partners who were holders of record as of November 1, 2002. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On February 28, 2003, the Partnership made a cash distribution of $1,014,627 ($41 per Unit) to Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of proceeds received from the sale of Baltic Plaza.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-KSB at December 31, 2003. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for seven Local Partnerships in which the Partnership's investment balances have been reduced to zero.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have on the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships).

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

     C.R.I., Inc. (the Managing General Partner) continues to evaluate the Partnership's underlying apartment complexes to develop strategies that maximize the benefits to investors. Issues that are at the forefront of the Managing General Partner's strategic planning include: the expiration of Section 8 Housing Assistance Payment (HAP) contracts, the restrictions on properties with state housing agency financing or Rural Economic Community Development (RECD) agency financing, the cessation of losses to the Partnership due to the complete depletion of low-income housing accelerated depreciation deductions on the Local Partnerships' properties, and the reduction of mortgage interest deductions as the mortgage loans move closer to maturity.

     Sundance Apartments Associates (Sundance Apartments) and Warner Housing Partnership (Warner House) have or had Section 8 HAP contracts covering 100% of their apartment units, which contracts expired or had been extended to expire, during 2003 and 2002, respectively. Sundance Apartments extended its Section 8 HAP contract for one year, in accordance with federal legislation. Warner House extended its Section 8 HAP contract through 2023, subject to the annual availability of funding by Congress. The local managing general partner is currently marketing Warner House for sale to not-for-profit entities, which are viewed as the most likely purchasers for this property.

     New Sharon Woods Associates (New Sharon Woods Apartments) has a Section 8 HAP contract covering 100% of its apartment units, which contract expires during 2004. It is anticipated that New Sharon Wood will extend its Section 8 HAP contract for a one-year period at expiration.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Eleven of the Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by HUD (the state housing agencies, RECD and HUD, collectively, the Agencies). Currently, the Managing General Partner believes that the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow prepayment of the mortgage or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring
Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of December 31, 2003, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2004 was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2003, the Partnership had approximately 1,450 investors who held a total of 24,747 units of limited partnership interest which were originally sold for the aggregate amount of $24,747,000. The Partnership originally made investments in 18 Local Partnerships, of which 14 remain at December 31, 2003. The Partnership's liquidity, with unrestricted cash resources of $1,831,335 as of December 31, 2003, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 26, 2004, there were no material commitments for capital expenditures.

     During 2003 and 2002, the Partnership received cash distributions of $454,582 and $508,350, respectively, from the Local Partnerships.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2003, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $1,155,803 during 2003, primarily as a result of a distribution to Limited Partners, and to liquidate the accrued disposition fee of $223,511 payable to the Managing General Partner related to the sale of Baltic Plaza in 2002. The primary uses of cash in operating activities were to pay management and professional fees, and general and administrative expenses. For the year ended December 31, 2003, $93,006 of the distributions received were from Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program, with the resulting reduction in rental revenue.

     On September 11, 2002, the Partnership made a cash distribution of $15,362 to the General Partners from cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when the distributions had been made only to the Limited Partners. On November 15, 2002, the Partnership made a cash distribution of $765,756 ($30 per Unit, and $23,046 to the General Partners) to all partners who were holders of record as of November 1, 2002. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On February 28, 2003, the Partnership made a cash distribution of $1,014,627 ($41 per Unit) to Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of proceeds received from the sale of Baltic Plaza. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                              Results of Operations
                              ---------------------

2003 versus 2002
----------------

     The Partnership's net income for the year ended December 31, 2003, decreased from 2002, primarily due to gain on disposition of investment in partnership in 2002, a decrease in interest revenue due to lower cash and cash equivalent balances, and a nominal decrease in share of income from partnerships. Partially offsetting the decrease in net income were a decrease in general and administrative expenses primarily related to lower reimbursed payroll costs, and a decrease in interest expense since there were no purchase money notes outstanding during 2003.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2003 and 2002, did not include losses of $517,138 and $236,337, respectively. Distributions of $93,006 and $69,976 received from four and three Local Partnerships during 2003 and 2002, respectively, and for which the Partnership's carrying value is zero (equity method suspended) were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     The combined rental revenues of the Partnership's remaining 14 properties for the five years ended December 31, 2003, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2002 and prior years.

                                                           For the years ended December 31,
                       ---------------------------------------------------------------------------------------------------
                          2003                   2002                  2001                  2000                  1999
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $15,417,140           $15,593,230           $15,059,975           $15,104,976           $14,822,242

Annual Percentage
  (Decrease) Increase              (1.1%)                   3.5%                 (0.3%)                  1.9%



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

William B. Dockser, 67, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 57, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

                                      III-1

                                    PART III
                                    --------


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     (a), (b), (c), (d), (e), (f), (g), and (h)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required by this Item 10 is incorporated herein by reference to Notes 3 and 4 of the notes to financial statements contained in Part III.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at March 26, 2004.

                                                                   % of Total
           Name and Address               Amount and Nature       Units Issued
          of Beneficial Owner          of Beneficial Ownership   and Outstanding
          -------------------          -----------------------   ---------------

          Equity Resource Group,             3,593 Units              14.5%
            Incorporated, et. al.
          44 Brattle Street
          Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 26, 2004, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

                                                                   % of Total
              Name of                     Amount and Nature       Units Issued
          Beneficial Owner             of Beneficial Ownership   and Outstanding
          ----------------             -----------------------   ---------------

          William B. Dockser                   None                   0.0%
          H. William Willoughby                None                   0.0%
          All Directors and Officers
            as a Group (2 persons)             None                   0.0%

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

          Exhibit No. 31.1 - Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit No. 31.2 - Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


                                      III-3

                                    PART III
                                    --------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K - Continued
         --------------------------------

          Exhibit No. 32 - Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2003.


ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

     In February 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                      III-4

                                    PART III
                                    --------


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2003 and 2002, the Partnership retained Grant Thornton LLP to provide services as follows.

                                      Year Ended December 31,
                                      -----------------------
                                       2003            2002
                                      -------         -------

     Audit fees                       $63,700         $63,500
     Audit-related fees                    --              --
     Tax fees (1)                      13,500          12,500
     All other fees                        --              --
                                      -------         -------

         Total billed                 $77,200         $76,000
                                      =======         =======

     (1)  Preparation of Partnership federal and state tax returns.

     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership would assess whether the provision of those services would compromise Grant Thornton LLP's independence. No such services were provided by Grant Thornton LLP during the years ended December 31, 2003 and 2002.



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



March 26, 2004                         by:  /s/ William B. Dockser
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


March 26, 2004                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President,
                                              and Secretary



March 26, 2004                         by:  /s/ Michael J. Tuszka
--------------                              ------------------------------------
DATE                                        Michael J. Tuszka,
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)


                                      III-6

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                               PUBLIC ACCOUNTANTS
                               ------------------


To the Partners
Capital Realty Investors, Ltd.

     We have audited the accompanying balance sheets of Capital Realty Investors, Ltd. (a District of Columbia limited partnership), as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' (deficit) capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $926,466 and $951,824 of income in 2003 and 2002, respectively, included in the Partnership's 2003 and 2002 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd., as of December 31, 2003 and 2002, and the results of its operations, changes in partners' (deficit) capital, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                             Grant Thornton LLP


Vienna, Virginia
March 22, 2004

                                      III-7

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                               December 31,
                                                                                      ----------------------------
                                                                                          2003            2002
                                                                                      ------------    ------------
Investments in and advances to partnerships .......................................   $  3,998,158    $  3,433,267
Cash and cash equivalents .........................................................      1,831,335       2,987,138
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $322,989 and $307,857, respectively ..........        282,294         297,426
Property purchase costs,
  net of accumulated amortization of $99,211 and $94,584, respectively ............         85,879          90,506
Other assets ......................................................................             24              68
                                                                                      ------------    ------------

      Total assets ................................................................   $  6,197,690    $  6,808,405
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     80,805    $    338,808
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (3,534,656)     (2,520,029)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................    (12,509,938)    (13,171,853)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      6,116,885       6,469,597
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  6,197,690    $  6,808,405
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-8

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                                                                    For the years ended
                                                                        December 31,
                                                                 --------------------------
                                                                    2003            2002
                                                                 -----------    -----------
Share of income from partnerships ............................   $ 1,019,472    $ 1,021,798
                                                                 -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest and other .......................................        15,427         28,691
                                                                 -----------    -----------

  Expenses:
    Interest .................................................            --         16,685
    General and administrative ...............................       177,128        214,602
    Management fee ...........................................        95,208         95,208
    Professional fees ........................................        80,890         80,922
    Amortization of deferred costs ...........................        19,758         19,758
                                                                 -----------    -----------

                                                                     372,984        427,175
                                                                 -----------    -----------

      Total other revenue and expenses .......................      (357,557)      (398,484)
                                                                 -----------    -----------

Income before gain on disposition of investment in partnership       661,915        623,314

Gain on disposition of investment in partnership .............            --        468,307
                                                                 -----------    -----------

Net income ...................................................   $   661,915    $ 1,091,621
                                                                 ===========    ===========


Net income allocated to General Partners (3%) ................   $    19,857    $    32,749
                                                                 ===========    ===========

Net income allocated to Limited Partners (97%) ...............   $   642,058    $ 1,058,872
                                                                 ===========    ===========

Net income per unit of Limited Partner Interest,
  based on 24,747 units outstanding ..........................   $     25.94    $     42.79
                                                                 ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-9

                         CAPITAL REALTY INVESTORS, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL


                                                        General        Limited
                                                        Partners       Partners        Total
                                                       ----------    -----------    -----------
Partners' (deficit) capital, January 1, 2002           $(429,267)    $ 6,588,361    $ 6,159,094

  Net income                                              32,749       1,058,872      1,091,621

  Distributions to General Partners                      (38,408)             --        (38,408)

  Distribution of $30.00 per Unit
    of Limited Partner Interest                               --        (742,710)      (742,710)
                                                       ---------     -----------    -----------

Partners' (deficit) capital, December 31, 2002          (434,926)      6,904,523      6,469,597

  Net income                                              19,857         642,058        661,915

  Distribution of $41.00 per Unit
    of Limited Partner Interest                               --      (1,014,627)    (1,014,627)
                                                       ---------     -----------    -----------

Partners' (deficit) capital, December 31, 2003         $(415,069)    $ 6,531,954    $ 6,116,885
                                                       =========     ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                                     III-10

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                                                                     For the years ended
                                                                                         December 31,
                                                                                  --------------------------
                                                                                     2003           2002
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $   661,915    $ 1,091,621

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................    (1,019,472)    (1,021,798)
    Amortization of deferred costs ............................................        19,758         19,758
    Gain on disposition of investment in partnership ..........................            --       (468,307)

    Changes in assets and liabilities:
      Decrease in other assets ................................................            44             41
      Increase in accrued interest payable ....................................            --         16,685
      (Decrease) increase in accounts payable and accrued expenses ............       (34,492)        26,555
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (372,247)      (335,445)
                                                                                  -----------    -----------


Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................       454,582        508,350
  Proceeds from disposition of investment in partnership ......................            --      2,053,358
  Payment of disposition fee
    related to disposition of investment in partnership .......................      (223,511)            --
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................       231,071      2,561,708
                                                                                  -----------    -----------


Cash flows from financing activities:
  Distributions to Limited Partners ...........................................    (1,014,627)      (742,710)
  Payoff of purchase money note and related interest ..........................            --     (1,731,685)
  Distributions to General Partners ...........................................            --        (38,408)
                                                                                  -----------    -----------

        Net cash used in financing activities .................................    (1,014,627)    (2,512,803)
                                                                                  -----------    -----------


Net decrease in cash and cash equivalents .....................................    (1,155,803)      (286,540)

Cash and cash equivalents, beginning of year ..................................     2,987,138      3,273,678
                                                                                  -----------    -----------

Cash and cash equivalents, end of year ........................................   $ 1,831,335    $ 2,987,138
                                                                                  ===========    ===========



Supplemental disclosure of cash flow information:
  Cash paid during the year for interest ......................................   $        --    $ 1,031,685
                                                                                  ===========    ===========

  Non-cash investing activity:
    Beneficial interest in purchase money
      note receivable, net, related to the
      sale of Baltic Plaza ....................................................   $        --    $   619,000
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

                                     III-11

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors, Ltd. (the Partnership) was formed under the District of Columbia Limited Partnership Act on June 1, 1981, and shall continue until December 31, 2030, unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted or conventionally financed apartment properties located throughout the United States, which provide housing principally to the elderly or to individuals and families of low or moderate income.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, current and former shareholders of CRI, and Rockville Pike Associates, Ltd., a Maryland limited partnership which includes the shareholders of CRI and certain former officers and employees of CRI.

          The Partnership sold 24,837 units at $1,000 per unit of limited partner interest through a public offering. The offering period was terminated on December 31, 1982. As of December 31, 2003, 90 units of limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2003 and 2002, the Partnership's share of cumulative losses of seven of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $6,238,929 and $5,721,791, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. Distributions of $93,006 and $69,976 received from four and five Local Partnerships during 2003 and 2002, respectively, and for which the Partnership's carrying value is zero (equity method suspended) were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     e.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of units of limited partnership interest. Such costs were recorded as a reduction of partners' capital when incurred.

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

     h.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2003, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

          The balance sheet carrying amounts for cash and cash equivalents approximate estimated fair values of such assets.

     i.   New accounting pronouncement
          ----------------------------

          In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later

                                     III-13

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership) to variable interest entities or potential variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46-R in these financial statements. As of December 31, 2003, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $3,998,158.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

         a. Due on investments in partnerships and accrued interest payable
            ---------------------------------------------------------------

          Interest expense on the Partnership's purchase money note for the year ended December 31, 2002, was $16,685. The purchase money note was paid in full in May 2002.

                               Frenchman's Wharf I
                               -------------------

          The Partnership defaulted on its purchase money notes related to Lake Properties Limited Partnership (Frenchman's Wharf I) on September 1, 1998, when the notes matured and were not paid. The default amount included principal and accrued interest of $3,778,800 and $6,086,253, respectively. As of June 22, 2001, principal and accrued interest of $3,778,800 and $7,368,725, respectively, were due. The purchase money notes were initially due to mature on June 1, 1988, but were extended to mature June 1, 1998.

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

          In May 2000, the holder of one of the purchase money notes (Note) made by the Partnership, and secured by an undivided interest in the
     Partnership's limited partner interest in Frenchman's Wharf I, filed a Complaint in Alabama Circuit Court to foreclose on the Local Partnership interest. The plaintiff took no action in the case until December 2001, at which time the defendants were served with a Motion of Summary Judgment. The pleading alleged that the Partnership allowed the transfer of the Frenchman's Wharf I property without the plaintiff's permission. The Partnership responded, inter alia, that the transfer was a deed- in-lieu of foreclosure to an assignee of the mortgage holder; that the mortgage note had been in default; that the plaintiff's pledge was expressly subordinate to the mortgage; and that the plaintiff knew about the transfer in advance but did not object. Hearings took place on January 18, 2002, and on
     February 8, 2002. On March 7, 2002, the court granted the plaintiff the authority to conduct a judicial sale of the Partnership's proportionate share of its interest in Frenchman's Wharf I (the collateral to the Note). Further, the court found that the Note is a non-recourse loan and, therefore, there is no personal liability to the Partnership. Accordingly, the effect of this ruling on the Partnership has been minimal, as the Partnership already recognized the loss of the property owned by Frenchman's Wharf I in 2001.

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

     b.   Interests in profits, losses and cash distributions made by Local
          -----------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 74.99% to 98.98% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2003 and 2002, the Partnership received cash distributions from rental operations of the Local Partnerships of $454,582 and $508,350, respectively. As of December 31, 2003 and 2002, nine of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $533,449 and $917,398, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

          The cash distributions to the Partnership from the operations of the Local Partnerships may be limited by the Agencies' regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are generally required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property. In addition, local general partners have the authority to withhold funds if needed for property repairs, improvements, or other property needs.

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

                                     III-15

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
   -------------------------------------------

     c.   Advance to Local Partnership
          ----------------------------

          As of both December 31, 2003 and 2002, the Partnership had advanced funds, including accrued interest, totaling $290,896 to Shallowford Oaks. For financial reporting purposes, this loan has been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

     d.   Property matters
          ----------------

                                  Baltic Plaza
                                  ------------

          On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold; cash proceeds received by the Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note, collateralized by the partnership interests of the maker/purchaser owned by its general partner. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity can be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of March 26, 2004, no payments of principal or interest have been received on this purchase money note. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at December 31, 2003 and 2002, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk, with an offsetting credit of $619,000 to deferred gain on disposition of investment in partnership, due to uncertainty of collection of the purchase money note and related interest. The sale resulted in gain on disposition of investments in partnerships of $468,307 (representing the difference between cash consideration and the Partnership's basis, net of fees and costs of sale) for financial statement purposes and $5,342,511 for federal income tax purposes in 2002. In January 2003, the Managing General Partner was paid a disposition fee of $223,511 relating to the sale, which was netted against the related gain on disposition of investments in partnerships at December 31, 2002.

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

     e.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the 14 Local Partnerships in which the Partnership is invested as of December 31, 2003, follow. The information is presented separately for seven Local Partnerships which have investment basis (equity method), and for seven
     Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                     III-16

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
   -------------------------------------------


                                         COMBINED BALANCE SHEETS
                                            December 31, 2003

                                                          Equity
                                                          Method          Suspended            Total
                                                       ------------      ------------       ------------
     Number of Local Partnerships                           7                7                   14
                                                            =                =                   ==

     Rental property, at cost, net of
       accumulated depreciation of
       $29,669,838, $21,557,991, and
       $51,227,829, respectively                       $ 12,618,912      $  5,958,838       $ 18,577,750
     Land                                                 3,022,816         2,937,246          5,960,062
     Other assets                                        13,100,633         3,720,733         16,821,366
                                                       ------------      ------------       ------------

         Total assets                                  $ 28,742,361      $ 12,616,817       $ 41,359,178
                                                       ============      ============       ============


     Mortgage notes payable                            $ 28,289,880      $ 21,267,367       $ 49,557,247
     Other liabilities                                    1,412,738         1,212,997          2,625,735
     Due to general partners                                325,502         1,377,848          1,703,350
                                                       ------------      ------------       ------------

         Total liabilities                               30,028,120        23,858,212         53,886,332

     Partners' deficit                                   (1,285,759)      (11,241,395)       (12,527,154)
                                                       ------------      ------------       ------------

         Total liabilities and partners' deficit       $ 28,742,361      $ 12,616,817       $ 41,359,178
                                                       ============      ============       ============


                                     III-17

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
   -------------------------------------------

                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2003

                                                          Equity
                                                          Method          Suspended            Total
                                                       -----------       -----------        -----------
     Number of Local Partnerships                           7                7                   14
                                                            =                =                   ==

     Revenue:
       Rental                                          $10,052,723       $ 5,364,417        $15,417,140
       Other                                               469,524           127,309            596,833
                                                       -----------       -----------        -----------

         Total revenue                                  10,522,247         5,491,726         16,013,973
                                                       -----------       -----------        -----------

     Expenses:
       Operating                                         5,264,199         3,401,034          8,665,233
       Interest                                          2,756,916         1,627,086          4,384,002
       Depreciation and amortization                     1,553,771         1,014,652          2,568,423
                                                       -----------       -----------        -----------

         Total expenses                                  9,574,886         6,042,772         15,617,658
                                                       -----------       -----------        -----------

     Net income (loss)                                 $   947,361       $  (551,046)       $   396,315
                                                       ===========       ===========        ===========

     Cash distributions                                $   361,576       $    93,006        $   454,582
                                                       ===========       ===========        ===========

     Cash distributions recorded as reduction
       of investments in partnerships                  $   361,576       $        --        $   361,576
                                                       ===========       ===========        ===========

     Cash distributions recorded as income             $        --       $    93,006        $    93,006

     Partnership's share of Local Partnership
       net income (loss)                               $   926,466       $        --        $   926,466
                                                       -----------       -----------        -----------

     Share of income from partnerships                 $   926,466       $    93,006        $ 1,019,472
                                                       ===========       ===========        ===========

          Combined balance sheets and combined statements of operations for the 14 Local Partnerships in which the Partnership is invested as of December 31, 2002, follow. The information is presented separately for seven Local Partnerships which have investment basis (equity method), and for seven
     Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                     III-18

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
   -------------------------------------------

                                              COMBINED BALANCE SHEETS
                                                 December 31, 2002

                                                           Equity
                                                           Method          Suspended            Total
                                                        -----------       -----------        -----------
     Number of Local Partnerships                            7                7                   14
                                                             =                =                   ==

     Rental property, at cost, net of
       accumulated depreciation of
       $28,139,409, $21,910,132 and
       $50,049,541, respectively                        $ 13,189,669      $  5,351,525       $ 18,541,194
     Land                                                  2,984,759         2,933,047          5,917,806
     Other assets                                         12,976,962         3,582,820         16,559,782
                                                        ------------      ------------       ------------

         Total assets                                   $ 29,151,390      $ 11,867,392       $ 41,018,782
                                                        ============      ============       ============


     Mortgage notes payable                             $ 29,355,040      $ 21,444,675       $ 50,799,715
     Other liabilities                                     1,612,173         2,357,382          3,969,555
     Due to general partners                                  46,334                --             46,334
                                                        ------------      ------------       ------------

         Total liabilities                                31,013,547        23,802,057         54,815,604

     Partners' deficit                                    (1,862,157)      (11,934,665)       (13,796,822)
                                                        ------------      ------------       ------------

         Total liabilities and partners' deficit        $ 29,151,390      $ 11,867,392       $ 41,018,782
                                                        ============      ============       ============


                                     COMBINED STATEMENTS OF OPERATIONS
                                   For the year ended December 31, 2002

                                                           Equity
                                                           Method  (1)     Suspended            Total
                                                        -----------       -----------        -----------
     Number of Local Partnerships                            8                7                   15
                                                             =                =                   ==

     Revenue:
       Rental                                           $12,239,425       $ 5,558,090        $17,797,515
       Other                                                599,250           214,793            814,043
                                                        -----------       -----------        -----------

         Total revenue                                   12,838,675         5,772,883         18,611,558
                                                        -----------       -----------        -----------

     Expenses:
       Operating                                          6,147,783         3,157,833          9,305,616
       Interest                                           3,552,921         1,754,746          5,307,667
       Depreciation and amortization                      1,898,538         1,101,499          3,000,037
                                                        -----------       -----------        -----------

         Total expenses                                  11,599,242         6,014,078         17,613,320
                                                        -----------       -----------        -----------

     Net income (loss)                                  $ 1,239,433       $  (241,195)       $   998,238
                                                        ===========       ===========        ===========

     Cash distributions                                 $   438,374       $    69,976        $   508,350
                                                        ===========       ===========        ===========

     Cash distributions recorded as reduction
       investment in partnerships                       $   438,374       $        --        $   438,374
                                                        ===========       ===========        ===========

     Cash distributions recorded as income              $        --       $    69,976        $    69,976

     Partnership's share of Local Partnership
       Net income (loss)                                    951,822                --            951,822
                                                        -----------       -----------        -----------

     Share of income from partnerships                  $   951,822       $    69,976        $ 1,021,798
                                                        ===========       ===========        ===========


     (1) Includes information for Baltic Plaza through the date of the sale of the property in December 2002.

                                     III-19

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
   -------------------------------------------

          All of the cash distributions recorded as income are included in share of income from partnerships on the statements of operations for the respective years, and are recorded as cash receipts on the respective balance sheets. Cash distributions recorded as a reduction of the related investment are recorded as cash receipts on the respective balance sheets, and are recorded as a reduction of investments in and advances to partnerships, also on the respective balance sheets.

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

                                                                        For the years ended
                                                                            December 31,
                                                                    ----------------------------
                                                                       2003              2002
                                                                    ----------        ----------
     Financial statement net income                                 $  396,315        $  998,238

     Adjustments:
       Additional book depreciation,
         net of depreciation on construction period expenses
         capitalized for financial statement purposes                1,763,672         2,195,123

       Amortization for financial statement purposes
         not deducted for income tax purposes                           (4,658)          153,887

       Miscellaneous, net                                               (2,995)           25,004
                                                                    ----------        ----------

     Taxable income                                                 $2,152,334        $3,372,252
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2003 and 2002, the Partnership paid $184,843 and $182,858, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

                                     III-20

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

For each of the years ended December 31, 2003 and 2002, the Partnership paid the Managing General Partner a Management Fee of $95,208.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the terms of the Partnership Agreement, in January 2003 the Managing General Partner was paid a disposition fee of $223,511 related to the sale of Baltic Plaza in December 2002, which was netted against the related gain on disposition of investment in partnership at December 31, 2002.


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS

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

                                     III-21

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

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

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the limited partners and three percent to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On September 11, 2002, the Partnership made a cash distribution of $15,362 to the General Partners from cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when the distributions had been made only to the Limited Partners. On November 15, 2002, the Partnership made a cash distribution of $765,756 ($30 per Unit, and $23,046 to the General Partners) to all partners who were holders of record as of November 1, 2002. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. On February 28, 2003, the Partnership made a cash distribution of $1,014,627 ($41 per Unit) to Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of proceeds received from the sale of Baltic Plaza.

     As defined in the Partnership Agreement, after the payment of the distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2003 and 2002. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE INCOME

     For federal income tax purposes, the Partnership reports on a basis whereby: (i) certain expenses are amortized rather than expensed when incurred;
(ii) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (iii) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of income or losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see
Note 2.f.), including losses in excess of related investment amounts. These returns are subject to examination and, therefore, possible adjustment by the IRS.

                                     III-22

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE INCOME - Continued

     A reconciliation of the Partnership's financial statement net income to taxable income follows.

                                                                            For the years ended
                                                                                December 31,
                                                                       -----------------------------
                                                                          2003               2002
                                                                       ----------         ----------
Financial statement net income                                         $  661,915         $1,091,621

Adjustments:
  Differences between financial statement net income
    and taxable income related to the Partnership's equity
    in the Local Partnerships' income or losses                         1,112,962          6,149,777

  Costs amortized over a shorter period for income tax purposes            19,758             19,759
                                                                       ----------         ----------

Taxable income                                                         $1,794,635         $7,261,157
                                                                       ==========         ==========

                                      # # #

                                     III-23

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors, Ltd. has invested.



                                     III-24