Form 10QSB
period 2004-03-31
CAPITAL REALTY INVESTORS LTD
filed 2004-05-03
CIK 354521

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

                  For the quarterly period ended March 31, 2004


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

                                 (301) 468-9200


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |








--------------------------------------------------------------------------------

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004




                                                                           Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2004 and December 31, 2003.......................... 1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2004 and 2003............ 2

         Statements of Cash Flows
           - for the three months ended March 31, 2004 and 2003............ 3

         Notes to Financial Statements
           - March 31, 2004 and 2003....................................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 8

Item 3.  Controls and Procedures........................................... 10


Part II - OTHER INFORMATION

Item 5.  Other Information................................................. 11

Item 6.  Exhibits and Reports on Form 8-K.................................. 11

Signature.................................................................. 12

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        March 31,     December 31,
                                                                                          2004           2003
                                                                                      ------------    ------------
                                                                                      (Unaudited)
Investments in and advances to partnerships .......................................   $  4,257,077    $  3,998,158
Cash and cash equivalents .........................................................      1,723,794       1,831,335
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $326,772 and $322,989, respectively ..........        278,511         282,294
Property purchase costs,
  net of accumulated amortization of $100,368 and $99,211, respectively ...........         84,722          85,879
Other assets ......................................................................             --              24
                                                                                      ------------    ------------

      Total assets ................................................................   $  6,344,104    $  6,197,690
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     69,583    $     80,805
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (3,534,656)     (3,534,656)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................    (12,352,302)    (12,509,938)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      6,274,521       6,116,885
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  6,344,104    $  6,197,690
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                    For the three months ended
                                                             March 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
Share of income from partnerships ..............   $    258,919    $    313,410
                                                   ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income ..................          2,064           6,440
                                                   ------------    ------------

  Expenses:
    General and administrative .................         53,230          60,122
    Management fee .............................         23,802          23,802
    Professional fees ..........................         21,375          21,500
    Amortization of deferred costs .............          4,940           4,940
                                                   ------------    ------------

                                                        103,347         110,364
                                                   ------------    ------------

      Total other revenue and expenses .........       (101,283)       (103,924)
                                                   ------------    ------------

Net income .....................................        157,636         209,486

Accumulated losses, beginning of period ........    (12,509,938)    (13,171,853)
                                                   ------------    ------------

Accumulated losses, end of period ..............   $(12,352,302)   $(12,962,367)
                                                   ============    ============



Net income allocated to General Partners (3%) ..   $      4,729    $      6,285
                                                   ============    ============


Net income allocated to Limited Partners (97%) .   $    152,907    $    203,201
                                                   ============    ============


Net income per unit of Limited Partner Interest,
  based on 24,747 units outstanding ............   $       6.18    $       8.21
                                                   ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the three months ended
                                                                                           March 31,
                                                                                  --------------------------
                                                                                     2004            2003
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $   157,636    $   209,486

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (258,919)      (313,410)
    Amortization of deferred costs ............................................         4,940          4,940

    Changes in assets and liabilities:
      Decrease in other assets ................................................            24             26
      Decrease in accounts payable and accrued expenses .......................       (11,222)      (263,305)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (107,541)      (362,263)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................            --        278,088
                                                                                  -----------    -----------

Cash flows from financing activities:
  Distribution to Limited Partners ............................................            --     (1,014,627)
                                                                                  -----------    -----------


Net decrease in cash and cash equivalents .....................................      (107,541)    (1,098,802)

Cash and cash equivalents, beginning of period ................................     1,831,335      2,987,138
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 1,723,794    $ 1,888,336
                                                                                  ===========    ===========



                   The accompanying notes are an integral part
                         of these financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of March 31, 2004, and the results of its operations and its cash flows for the three month periods ended March 31, 2004 and 2003. The results of operations for the interim period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2003.

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46-R in these financial statements. As of March 31, 2004, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $4,257,077.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Advance to Local Partnership
     ----------------------------

     As of both March 31, 2004 and December 31, 2003, the Partnership had advanced funds, including accrued interest, totaling $290,896 to Shallowford Oaks. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level.

                         CAPITAL REALTY INVESTORS, LTD.

                         NOTES TO FINANCIAL STATEMENTS

                            March 31, 2004 and 2003

                                  (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold. Cash proceeds received by the
Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity can be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of May 3, 2004, no payments of principal or interest have been received on this purchase money note (the first payment is expected in the second quarter of 2004). The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at March 31, 2004 and December 31, 2003, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk, with an offsetting credit of $619,000 to deferred gain on disposition of investment in partnership, due to uncertainty of collection of the purchase money note and related interest. The sale resulted in gain on disposition of investments in partnerships of $468,307 (representing the difference between cash consideration and the Partnership's basis, net of fees and costs of sale) for financial statement purposes and $5,342,511 for federal income tax purposes in 2002. In January 2003, the Managing General Partner was paid a disposition fee of $223,511 related to the sale, which was netted against the related gain on disposition of investments in partnerships at December 31, 2002.

                                  Warner House
                                  ------------

     The mortgage note secured by the property owned by Warner Housing Partnership (Warner House) was restructured in accordance with HUD's Mark-to-Market Program in February 2003. The Section 8 HAP contract was extended through March 1, 2023, subject to the annual availability of funding by Congress.

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 14 Local Partnerships in which the Partnership was invested as of March 31, 2004 and 2003, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of Local Partnership net income.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                               For the three months ended
                                                                         March 31,
                                                -------------------------------------------------------------
                                                           2004                              2003
                                                ---------------------------       ---------------------------
                                                  Equity                            Equity
                                                  Method         Suspended          Method         Suspended
                                                ----------       ----------       ----------       ----------
         Number of Local Partnerships               7                7                7                7
                                                    =                =                =                =

         Revenue:
           Rental                               $2,513,182       $1,341,104       $2,508,786       $1,389,524
           Other                                   117,381           31,828          141,712           53,699
                                                ----------       ----------       ----------       ----------

             Total revenue                       2,630,563        1,372,932        2,650,498        1,443,223
                                                ----------       ----------       ----------       ----------

         Expenses:
           Operating                             1,288,191          829,060        1,284,844          789,459
           Interest                                689,229          406,772          714,784          438,687
           Depreciation and amortization           388,443          253,663          377,455          275,376
                                                ----------       ----------       ----------       ----------

             Total expenses                      2,365,863        1,489,495        2,377,083        1,503,522
                                                ----------       ----------       ----------       ----------

         Net income (loss)                      $  264,700       $ (116,563)      $  273,415       $  (60,299)
                                                ==========       ==========       ==========       ==========

         Cash distributions                     $       --       $       --       $  231,808       $   46,279
                                                ==========       ==========       ==========       ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                      $       --       $       --       $  231,808       $       --
                                                ==========       ==========       ==========       ==========

         Cash distributions recorded
           as income                            $       --       $       --       $       --       $   46,279

         Partnership's share of Local
           Partnership net income (loss)           258,919              --           267,131              --
                                                --------------------------        --------------------------


         Share of income from partnerships               $258,919                            $313,410
                                                         ========                            ========


     All of the cash distributions recorded as income are included in share of income from partnerships on the statements of operations for the respective periods, and are recorded as cash receipts on the respective balance sheets. As of March 31, 2004 and 2003, the Partnership's share of cumulative losses to date for seven of the 14 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $6,347,441 and $5,778,780, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $29,823 and $58,786 for the three month periods ended March 31, 2004 and 2003, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended March 31, 2004 and 2003.

     In accordance with the terms of the Partnership Agreement, the Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In January 2003, the Managing General Partner was paid a disposition fee of $223,511 related the sale of Baltic Plaza in December 2002, which was netted against the related gain on disposition of investments in partnership at December 31, 2002.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2003. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for seven Local Partnerships in which the Partnership's investment balances have been reduced to zero.

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

                                     General
                                     -------

     C.R.I., Inc. (the Managing General Partner) continues to evaluate the Partnership's underlying apartment complexes to develop strategies that maximize the benefits to investors. Issues that are at the forefront of the Managing General Partner's strategic planning include: the expiration of Section 8 Housing Assistance Payment (HAP) contracts, the restrictions on properties with state housing agency financing or Rural Economic Community Development (RECD) agency financing, the cessation of tax losses to the Partnership due to the complete depletion of low-income housing accelerated depreciation deductions on the Local Partnerships' properties, and the reduction of mortgage interest deductions as the mortgage loans move closer to maturity.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     Sundance Apartments Associates (Sundance Apartments), Lihue Associates (Lihue Gardens) and New Sharon Woods Associates (New Sharon Woods Apartments) have Section 8 HAP contracts covering 100% of their apartment units, which contracts expire in the next twelve months. It is anticipated that each property will extend its Section 8 HAP contract for a one-year period at expiration.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Eleven of the Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by HUD (the state housing agencies, RECD and HUD, collectively, the Agencies). Currently, these Section 8 HAP contracts expire from 2004 through 2023, and the Managing General Partner believes that, at expiration, the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow prepayment of the mortgage or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring
Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of March 31, 2004, the carrying amount of the Partnership's investments in Local Partnerships with
Section 8 HAP contracts expiring in the next twelve months was $134,984.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,723,794 as of March 31, 2004, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 3, 2004, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2004, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $107,541 during the three month period ended March 31, 2004, as a result of cash used in operating activities. The primary use of cash in operating activities was to pay management and professional fees, and general and administrative expenses.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2004, decreased from the corresponding period in 2003, primarily due to decreases in share of income from partnerships and in interest revenue due to lower cash and cash equivalent balances and declining interest rates, partially offset by a decrease in general and administrative expenses as a result of lower reimbursed payroll expenses. The decrease in share of income from partnerships was primarily due to cash distributions from properties related to two Local Partnerships recorded as income during the 2003 period (equity method suspended), while there were no cash distributions recorded as income during the 2004 period.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2004 and 2003, did not include losses of $108,512 and $59,083, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2004.


Item 3. Controls and Procedures

     In April 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the April 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

     a.   Exhibits

          Exhibit No. Description

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

     b. No reports of Form 8-K were filed with the Commission during the quarter ended March 31, 2004.

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



May 3, 2004                            by:  /s/ Michael J. Tuszka
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