Form 10QSB
period 2004-06-30
CAPITAL REALTY INVESTORS LTD
filed 2004-08-04
CIK 354521

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

                  For the quarterly period ended June 30, 2004


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

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2004




                                                                          Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2004 and December 31, 2003..........................   1

         Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2004 and 2003....   2

         Statements of Cash Flows
           - for the six months ended June 30, 2004 and 2003..............   3

         Notes to Financial Statements
          - June 30, 2004 and 2003........................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   9

Item 3.  Controls and Procedures..........................................  11


Part II - OTHER INFORMATION

Item 5.  Other Information................................................  12

Item 6.  Exhibits and Reports on Form 8-K.................................  13

Signature.................................................................  14

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        June 30,       December 31,
                                                                                          2004            2003
                                                                                      ------------    ------------
                                                                                      (Unaudited)
Investments in partnerships .......................................................   $  4,060,699    $  3,998,158
Investment in partnership held for sale ...........................................        124,926              --
Cash and cash equivalents .........................................................      2,106,822       1,831,335
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $318,863 and $322,989, respectively ..........        264,502         282,294
Property purchase costs,
  net of accumulated amortization of $94,417 and $99,211, respectively ............         77,345          85,879
Other assets ......................................................................             --              24
                                                                                      ------------    ------------

      Total assets ................................................................   $  6,634,294    $  6,197,690
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     76,974    $     80,805
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (3,534,656)     (3,534,656)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................    (12,069,503)    (12,509,938)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      6,557,320       6,116,885
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  6,634,294    $  6,197,690
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                    For the three months ended       For the six months ended
                                                             June 30,                        June 30,
                                                   ----------------------------    ----------------------------
                                                       2004            2003            2004            2003
                                                   ------------    ------------    ------------    ------------
Share of income from partnerships ..............   $    382,831    $    342,485    $    641,750    $    655,895
                                                   ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income ..................          2,592           3,813           4,656          10,253
                                                   ------------    ------------    ------------    ------------

  Expenses:
    General and administrative .................         52,948          56,899         106,178         117,021
    Management fee .............................         23,802          23,802          47,604          47,604
    Professional fees ..........................         21,375          21,500          42,750          43,000
    Amortization of deferred costs .............          4,499           4,940           9,439           9,880
                                                   ------------    ------------    ------------    ------------

                                                        102,624         107,141         205,971         217,505
                                                   ------------    ------------    ------------    ------------

      Total other revenue and expenses .........       (100,032)       (103,328)       (201,315)       (207,252)
                                                   ------------    ------------    ------------    ------------

Net income .....................................        282,799         239,157         440,435         448,643

Accumulated losses, beginning of period ........    (12,352,302)    (12,962,367)    (12,509,938)    (13,171,853)
                                                   ------------    ------------    ------------    ------------

Accumulated losses, end of period ..............   $(12,069,503)   $(12,723,210)   $(12,069,503)   $(12,723,210)
                                                   ============    ============    ============    ============



Net income allocated to General Partners (3%) ..   $      8,484    $      7,175    $     13,213    $     13,459
                                                   ============    ============    ============    ============


Net income allocated to Limited Partners (97%) .   $    274,315    $    231,982    $    427,222    $    435,184
                                                   ============    ============    ============    ============


Net income per unit of Limited Partner Interest,
  based on 24,747 units outstanding ............   $      11.08    $       9.37    $      17.26    $      17.59
                                                   ============    ============    ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the six months ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                      2004          2003
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $   440,435    $   448,643

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (641,750)      (655,895)
    Amortization of deferred costs ............................................         9,439          9,880

    Changes in assets and liabilities:
      Decrease in other assets ................................................            24             37
      Decrease in accounts payable and accrued expenses .......................        (3,831)      (248,876)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (195,683)      (446,211)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................       471,170        431,474
                                                                                  -----------    -----------

Cash flows from financing activities:
  Distribution to Limited Partners ............................................            --     (1,014,627)
                                                                                  -----------    -----------


Net increase (decrease) in cash and cash equivalents ..........................       275,487     (1,029,364)

Cash and cash equivalents, beginning of period ................................     1,831,335      2,987,138
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 2,106,822    $ 1,957,774
                                                                                  ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of June 30, 2004, and the results of its operations for the three and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the interim periods ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46-R in these financial statements. As of June 30, 2004, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $4,185,625.


2.   INVESTMENTS IN PARTNERSHIPS

a.   Property matters
     ----------------

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity can be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of August 4, 2004, no payments of principal or interest have been received on this purchase money note, and the maker certified to the Partnership that no cash flow is available for distribution in 2004. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at June 30, 2004 and December 31, 2003, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk, with an offsetting credit of $619,000 to deferred gain on disposition of investment in partnership, due to uncertainty of collection of the purchase money note and related interest. In January 2003, the Managing General Partner was paid a disposition fee of $223,511 related to the sale, which was netted against the related gain on disposition of investments in partnerships at December 31, 2002.

                                  Lihue Gardens
                                  -------------

     In February 2004, the local managing general partner entered into a contract to sell the property owned by Lihue Associates (Lihue Gardens). The sale is scheduled to close during the fourth quarter of 2004. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to the Partnership's interest in Lihue Gardens, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $124,926 at June 30, 2004, has been reclassified to investment in partnership held for sale in the accompanying balance sheet at that date.

                                  Warner House
                                  ------------

     The mortgage note secured by the property owned by Warner Housing Partnership (Warner House) was restructured in accordance with HUD's Mark-to-Market Program in February 2003. The Section 8 HAP contract was extended through March 1, 2023, subject to the annual availability of funding by Congress.

b.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 14 Local Partnerships in which the Partnership was invested as of June 30, 2004 and 2003, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of Local Partnership net income.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                  For the three months ended
                                                                           June 30,
                                                   ----------------------------------------------------------
                                                              2004                            2003
                                                   ----------------------------------------------------------
                                                     Equity                           Equity
                                                     Method        Suspended          Method        Suspended
                                                   ----------      ----------       ----------      ----------
         Number of Local Partnerships                  7               7                7               7
                                                       =               =                =               =

         Revenue:
           Rental                                  $2,521,680      $1,341,108       $2,471,329      $1,389,522
           Other                                      162,482          31,830          136,539          53,701
                                                   ----------      ----------       ----------      ----------

             Total revenue                          2,684,162       1,372,938        2,607,868       1,443,223
                                                   ----------      ----------       ----------      ----------

         Expenses:
           Operating                                1,257,898         829,062        1,212,886         789,459
           Interest                                   689,231         406,774          714,784         438,687
           Depreciation and amortization              388,445         253,663          377,459         275,375
                                                   ----------      ----------       ----------      ----------

             Total expenses                         2,335,574       1,489,499        2,305,129       1,503,521
                                                   ----------      ----------       ----------      ----------

         Net income (loss)                         $  348,588      $ (116,561)      $  302,739      $  (60,298)
                                                   ==========      ==========       ==========      ==========

         Cash distributions                        $  430,381      $   40,789       $  106,661      $   46,727
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                         $  430,381      $       --       $  106,661      $       --
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as income                               $       --      $   40,789       $       --      $   46,727

         Partnership's share of Local
           Partnership net income                     342,042              --          295,758              --
                                                   --------------------------       --------------------------

         Share of income from partnerships                  $382,831                           $342,485
                                                            ========                           ========

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                                                 For the six months ended
                                                                          June 30,
                                                   -----------------------------------------------------------
                                                              2004                              2003
                                                   -----------------------------------------------------------
                                                     Equity                           Equity
                                                     Method        Suspended          Method        Suspended
                                                   ----------      ----------       ----------      ----------
         Number of Local Partnerships                  7               7                7               7
                                                       =               =                =               =

         Revenue:
           Rental                                  $5,034,861      $2,682,212       $4,980,115      $2,779,046
           Other                                      279,864          63,658          278,251         107,400
                                                   ----------      ----------       ----------      ----------

             Total revenue                          5,314,725       2,745,870        5,258,366       2,886,446
                                                   ----------      ----------       ----------      ----------

         Expenses:
           Operating                                2,546,089       1,658,122        2,497,730       1,578,918
           Interest                                 1,378,460         813,546        1,429,568         877,374
           Depreciation and amortization              776,888         507,326          754,914         550,751
                                                   ----------      ----------       ----------      ----------

             Total expenses                         4,701,437       2,978,994        4,682,212       3,007,043
                                                   ----------      ----------       ----------      ----------

         Net income (loss)                         $  613,288      $ (233,124)      $  576,154      $ (120,597)
                                                   ==========      ==========       ==========      ==========

         Cash distributions                        $  430,381      $   40,789       $  338,468      $   93,006
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                         $  430,381      $       --       $  338,468      $       --
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as income                               $       --      $   40,789       $       --      $   93,006

         Partnership's share of Local
           Partnership net income                     600,961              --          562,889              --
                                                   --------------------------       --------------------------

         Share of income from partnerships                  $641,750                         $655,895
                                                            ========                         ========



     All of the cash distributions recorded as income are included in share of income from partnerships on the statements of operations for the respective periods, and are recorded as cash receipts on the respective balance sheets. As of June 30, 2004 and 2003, the Partnership's share of cumulative losses to date for seven of the 14 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $6,455,948 and $5,835,770, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $41,948 and $71,770 for the three and six month periods ended June 30, 2004, respectively, and $50,979 and $109,765 for the three and six month periods ended June 30, 2003, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended June 30, 2004 and 2003, and $47,604 for each of the six month periods ended June 30, 2004 and 2003.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     Sundance Apartments Associates (Sundance Apartments) and Lihue Associates (Lihue Gardens) have Section 8 HAP contracts covering 100% of their apartment units, which contracts expire in the next twelve months. It is anticipated that Sundance Apartments will extend its Section 8 HAP contract for a one-year period at expiration. The local managing general partner has entered into a contract for the sale of Lihue Gardens, with closing scheduled during the fourth quarter of 2004.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Eleven of the Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by HUD (the state housing agencies, RECD and HUD, collectively, the Agencies). Currently, these Section 8 HAP contracts expire from 2004 through 2023, and the Managing General Partner believes that, at expiration, the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgages and/or regulatory agreements to disallow prepayment of the mortgages or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of June 30, 2004, the carrying amount of the Partnership's investments in Local Partnerships with
Section 8 HAP contracts expiring in the next twelve months was $124,926.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $2,106,822 as of June 30, 2004, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 4, 2004, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2004, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased $275,487 during the six month period ended June 30, 2004, as a result of distributions received from Local Partnerships exceeding net cash used in operating activities. The primary use of cash in operating activities was to pay management and professional fees, and general and administrative expenses.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended June 30, 2004, increased from the corresponding period in 2003, primarily due to an increase in share of income from partnerships and nominal decreases in general and administrative expenses, professional fees and amortization of deferred costs, partially offset by a nominal decrease in interest revenue due to lower cash and cash equivalent balances. The increase in share of income from partnerships was primarily due to an increase in rental revenues at the property related to one Local Partnership and an increase in other income at the property related to a second Local Partnership, partially offset by an increase in operating expenses at the property related to a third Local Partnership and a decrease in cash distributions recorded as income (equity method suspended).

     The Partnership's net income for the six month period ended June 30, 2004, decreased from the corresponding period in 2003, primarily due to a decrease in share of income from partnerships and a decrease in interest revenue, as discussed above, partially offset by a decrease in general and administrative expenses related to lower reimbursed payroll costs, and by nominal decreases in professional fees and amortization of deferred costs. The decrease in share of income from partnerships was primarily due to a decrease in cash distributions recorded as income (equity method suspended), partially offset by the increases in rental revenues and other income, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2004, did not include losses of $108,507 and $217,019, respectively, compared to excluded losses of $59,084 and $118,167 for the three and six month periods ended June 30, 2003, respectively.

     No other significant changes in the Partnership's operations have taken place during the six month period ended June 30, 2004.


Item 3. Controls and Procedures

     In July 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the July 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K


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

     b. No reports of Form 8-K were filed with the Commission during the quarter ended June 30, 2004.

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



August 4, 2004                         by:  /s/ Michael J. Tuszka
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