Form 10QSB
period 2004-09-30
CAPITAL REALTY INVESTORS LTD
filed 2004-11-08
CIK 354521

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

                For the quarterly period ended September 30, 2004


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

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004




                                                                          Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2004 and December 31, 2003.....................  1

         Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2004
             and 2003.....................................................  2

         Statements of Cash Flows
           - for the nine months ended September 30, 2004 and 2003........  3

         Notes to Financial Statements
           - September 30, 2004 and 2003..................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  9

Item 3.  Controls and Procedures..........................................  12


Part II - OTHER INFORMATION

Item 5.  Other Information................................................  12

Item 6.  Exhibits.........................................................  13

Signature.................................................................  14

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2004            2003
                                                                                      ------------    ------------
                                                                                      (Unaudited)
Investments in partnerships .......................................................   $  4,241,721    $  3,998,158
Investment in partnership held for sale ...........................................        139,583              --
Cash and cash equivalents .........................................................      2,044,546       1,831,335
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $322,509 and $322,989, respectively ..........        260,856         282,294
Property purchase costs,
  net of accumulated amortization of $95,490 and $99,211, respectively ............         76,272          85,879
Other assets ......................................................................             --              24
                                                                                      ------------    ------------

      Total assets ................................................................   $  6,762,978    $  6,197,690
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     99,876    $     80,805
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (3,534,656)     (3,534,656)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................    (11,963,721)    (12,509,938)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      6,663,102       6,116,885
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  6,762,978    $  6,197,690
                                                                                      ============    ============




                   The accompanying notes are an integral part
                         of these financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                    For the three months ended      For the nine months ended
                                                          September 30,                   September 30,
                                                   ----------------------------    ----------------------------
                                                       2004            2003            2004            2003
                                                   ------------    ------------    ------------    ------------
Share of income from partnerships ..............   $    206,174    $    329,026    $    847,924    $    984,921
                                                   ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other income ..................          2,477           2,657           7,133          12,910
                                                   ------------    ------------    ------------    ------------

  Expenses:
    General and administrative .................         52,973          43,133         159,151         160,154
    Management fee .............................         23,802          23,802          71,406          71,406
    Professional fees ..........................         21,375          21,500          64,125          64,500
    Amortization of deferred costs .............          4,719           4,940          14,158          14,820
                                                   ------------    ------------    ------------    ------------

                                                        102,869          93,375         308,840         310,880
                                                   ------------    ------------    ------------    ------------

      Total other revenue and expenses .........       (100,392)        (90,718)       (301,707)       (297,970)
                                                   ------------    ------------    ------------    ------------

Net income .....................................        105,782         238,308         546,217         686,951

Accumulated losses, beginning of period ........    (12,069,503)    (12,723,210)    (12,509,938)    (13,171,853)
                                                   ------------    ------------    ------------    ------------

Accumulated losses, end of period ..............   $(11,963,721)   $(12,484,902)   $(11,963,721)   $(12,484,902)
                                                   ============    ============    ============    ============



Net income allocated to General Partners (3%) ..   $      3,173    $      7,149    $     16,387    $     20,609
                                                   ============    ============    ============    ============


Net income allocated to Limited Partners (97%) .   $    102,609    $    231,159    $    529,830    $    666,342
                                                   ============    ============    ============    ============


Net income per unit of Limited Partner Interest,
  based on 24,747 units outstanding ............   $       4.15    $       9.34    $      21.41    $      26.93
                                                   ============    ============    ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the nine months ended
                                                                                         September 30,
                                                                                  --------------------------
                                                                                      2004          2003
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $   546,217    $   686,951

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (847,924)      (984,921)
    Amortization of deferred costs ............................................        14,158         14,820

    Changes in assets and liabilities:
      Decrease in other assets ................................................            24             40
      Increase (decrease) in accounts payable and accrued expenses ............        19,071        (16,346)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (268,454)      (299,456)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Disposition fee paid to Managing General Partner ............................            --       (223,511)
  Receipt of distributions from partnerships ..................................       481,665        458,912
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................       481,665        235,401
                                                                                  -----------    -----------

Cash flows from financing activities:
  Distribution to Limited Partners ............................................            --     (1,014,627)
                                                                                  -----------    -----------


Net increase (decrease) in cash and cash equivalents ..........................       213,211     (1,078,682)

Cash and cash equivalents, beginning of period ................................     1,831,335      2,987,138
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 2,044,546    $ 1,908,456
                                                                                  ===========    ===========



                   The accompanying notes are an integral part
                         of these financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of September 30, 2004, and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003, and its cash flows for the nine month periods ended September 30, 2004 and 2003. The results of operations for the interim periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have on the Partnership's financial condition and results of operations related to the Partnership's investments in partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46-R in these financial statements. As of September 30, 2004, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $4,381,304.


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

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity can be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of November 1, 2004, no payments of principal or interest have been received on this purchase money note, and the maker certified to the Partnership that no cash flow is available for distribution in 2004. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at September 30, 2004 and December 31, 2003, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk, with an offsetting credit of $619,000 to deferred gain on disposition of investment in partnership, due to uncertainty of collection of the purchase money note and related interest. In January 2003, the Managing General Partner was paid a disposition fee of $223,511 related to the sale, which was netted against the related gain on disposition of investments in partnerships at December 31, 2002.

                                  Lihue Gardens
                                  -------------

     In February 2004, the local managing general partner entered into a contract to sell the property owned by Lihue Associates (Lihue Gardens), although closing cannot occur until the purchaser obtains the lender and regulatory authority consents. The sale may close during the fourth quarter of 2004, but the closing date could be extended through 2005. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to the Partnership's interest in Lihue Gardens, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $139,583 at September 30, 2004, has been reclassified to investment in partnership held for sale in the accompanying balance sheet at that date.

b.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 14 Local Partnerships in which the Partnership was invested as of September 30, 2004 and 2003, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                                  For the three months ended
                                                                         September 30,
                                                   -----------------------------------------------------------
                                                              2004                            2003
                                                   -----------------------------------------------------------
                                                     Equity                           Equity
                                                     Method        Suspended          Method        Suspended
                                                   ----------      ----------       ----------      ----------
         Number of Local Partnerships                  7               7                7               7
                                                       =               =                =               =

         Revenue:
           Rental                                  $2,490,198      $1,341,101       $2,511,904      $1,391,441
           Other                                      109,483          31,826          122,971          53,360
                                                   ----------      ----------       ----------      ----------

             Total revenue                          2,599,681       1,372,927        2,634,875       1,444,801
                                                   ----------      ----------       ----------      ----------

         Expenses:
           Operating                                1,310,295         829,059        1,205,999         750,004
           Interest                                   689,228         406,770          714,783         438,687
           Depreciation and amortization              388,441         253,662          377,453         275,375
                                                   ----------      ----------       ----------      ----------

             Total expenses                         2,387,964       1,489,491        2,298,235       1,464,066
                                                   ----------      ----------       ----------      ----------

         Net income (loss)                         $  211,717      $ (116,564)      $  336,640      $  (19,265)
                                                   ==========      ==========       ==========      ==========

         Cash distributions                        $   10,495      $       --       $   27,438      $       --
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                         $   10,495      $       --       $   27,438      $       --
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as income                               $       --      $       --       $       --      $       --

         Partnership's share of Local
           Partnership net income                     206,174              --          329,026              --
                                                   --------------------------       --------------------------

         Share of income from partnerships                  $206,174                           $329,026
                                                            ========                           ========

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                                                    For the nine months ended
                                                                          September 30,
                                                   ----------------------------------------------------------
                                                              2004                             2003
                                                   ----------------------------------------------------------
                                                     Equity                           Equity
                                                     Method        Suspended          Method        Suspended
                                                   ----------      ----------       ----------      ----------
         Number of Local Partnerships                  7               7                7               7
                                                       =               =                =               =

         Revenue:
           Rental                                  $7,525,059      $4,023,313       $7,492,019      $4,170,487
           Other                                      389,347          95,484          401,222         160,760
                                                   ----------      ----------       ----------      ----------

             Total revenue                          7,914,406       4,118,797        7,893,241       4,331,247
                                                   ----------      ----------       ----------      ----------

         Expenses:
           Operating                                3,856,384       2,487,181        3,703,729       2,328,922
           Interest                                 2,067,688       1,220,315        2,144,351       1,316,061
           Depreciation and amortization            1,165,329         760,989        1,132,367         826,126
                                                   ----------      ----------       ----------      ----------

             Total expenses                         7,089,401       4,468,485        6,980,447       4,471,109
                                                   ----------      ----------       ----------      ----------

         Net income (loss)                         $  825,005      $ (349,688)      $  912,794      $ (139,862)
                                                   ==========      ==========       ==========      ==========

         Cash distributions                        $  440,876      $   40,789       $  365,906      $   93,006
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                         $  440,876      $       --       $  365,906      $       --
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as income                               $       --      $   40,789       $       --      $   93,006

         Partnership's share of Local
           Partnership net income                     807,135              --          891,915              --
                                                   --------------------------       --------------------------

         Share of income from partnerships                  $847,924                         $984,921
                                                            ========                         ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of September 30, 2004 and 2003, the Partnership's share of cumulative losses to date for seven of the 14 Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by
$6,564,458 and $5,852,551, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $31,310 and $103,080 for the three and nine month periods ended September 30, 2004, respectively, and $35,716 and $145,481 for the three and nine month periods ended September 30, 2003, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended September 30, 2004 and 2003, and $71,406 for each of the nine month periods ended September 30, 2004 and 2003.

     In accordance with the terms of the Partnership Agreement, the Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In January 2003, the Managing General Partner was paid a disposition fee of $223,511 related the sale of the property owned by Baltic Plaza in December 2002, which was netted against the related gain on disposition of investment in partnership at December 31, 2002.


4.   CASH DISTRIBUTIONS

     On February 28, 2003, the Partnership made a cash distribution of $1,014,627 ($41 per Unit) to limited partners who were holders of record as of November 1, 2002. The distribution was a result of proceeds received from the sale of the property owned by Baltic Plaza. The Managing General Partner has approved a cash distribution of $618,675 ($25 per Unit) to limited partners who were holders of record as of November 1, 2004, and a cash distribution of $19,340 to the general partners. The distributions result from cash provided by operations, as well as distributions received from Local Partnerships, and will be paid in December 2004.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2003. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for seven Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have on the Partnership's financial condition and results of operations related to the Partnership's investments in Local Partnerships.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     Sundance Apartments Associates (Sundance Apartments), New Sharon Woods Associates (New Sharon Woods) and Lihue Associates (Lihue Gardens) have Section 8 HAP contracts covering 100% of their apartment units, which contracts expire in the next twelve months. It is anticipated that Sundance Apartments will extend its Section 8 HAP contract for a one-year period at expiration. It is anticipated that New Sharon Woods will extend its Section 8 HAP contract for a one-year period at expiration. The local managing general partner has entered into a contract for the sale of Lihue Gardens, which may close during the fourth quarter of 2004, but the closing date could be extended through 2005.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Eleven of the Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by HUD (the state housing agencies, RECD and HUD, collectively, the Agencies). Currently, these Section 8 HAP contracts expire from 2005 through 2023, and the Managing General Partner believes that, at expiration, the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgages and/or regulatory agreements to disallow prepayment of the mortgages or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of September 30, 2004, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next twelve months was $139,583.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $2,044,546 as of September 30, 2004, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 8, 2004, there were no material commitments for capital expenditures.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2004, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased $213,211 during the nine month period ended September 30, 2004, as a result of distributions received from Local Partnerships exceeding net cash used in operating activities. The primary use of cash in operating activities was to pay management and professional fees, and general and administrative expenses.

     On February 28, 2003, the Partnership made a cash distribution of $1,014,627 ($41 per Unit) to limited partners who were holders of record as of November 1, 2002. The distribution was a result of proceeds received from the sale of the property owned by Baltic Plaza. The Managing General Partner has approved a cash distribution of $618,675 ($25 per Unit) to limited partners who were holders of record as of November 1, 2004, and a cash distribution of $19,340 to the general partners. The distributions are from cash resources accumulated from operations and distributions from Local Partnerships and will be paid in December 2004. The Managing General currently Partner intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended September 30, 2004, decreased from the corresponding period in 2003, primarily due to a decrease in share of income from partnerships, and an increase in general and administrative expenses and a nominal decrease in interest revenue and other income, partially offset by nominal decreases in amortization of deferred costs and professional fees. The decrease in share of income from partnerships was primarily due to a decrease in rental revenues at the properties related to two Local Partnerships and an increase in operating expenses at the properties related to three Local Partnerships.

     The Partnership's net income for the nine month period ended September 30, 2004, decreased from the corresponding period in 2003, primarily due to a decrease in share of income from partnerships and a decrease in interest and other revenue due to lower interest rates, partially offset by nominal decreases in general and administrative expenses, amortization of deferred costs and professional fees. The decrease in share of income from partnerships was primarily due to a decrease in cash distributions recorded as income (equity method suspended) and an increase in property operating expenses, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2004, did not include losses of $108,510 and $325,529, respectively, compared to excluded losses of $32,743 and $150,910 for the three and nine month periods ended September 30, 2003, respectively. Distributions of $0 and $40,789 received from zero and two Local Partnerships during the three and nine month periods ended September 30, 2004, respectively, and which have cumulative losses in excess of the Partnership's investments in those Local Partnerships (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships when received, compared to distributions of $0 and $93,006 received from zero and four Local Partnerships during the three and nine month periods ended September 30, 2003, respectively.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2004.

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures


     In October 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

Part II. OTHER INFORMATION
Item 6. Exhibits


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



November 8, 2004                       by:  /s/ Michael J. Tuszka
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