Form 10KSB
period 2004-12-31
CAPITAL REALTY INVESTORS LTD
filed 2005-03-29
CIK 354521

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

                   For the fiscal year ended December 31, 2004


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

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,054,534.

The units of limited partner interest of the registrant are not traded in any market. Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                         CAPITAL REALTY INVESTORS, LTD.

                        2004 ANNUAL REPORT ON FORM 10-KSB

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


                                     PART II


Item 5.  Market for the Registrant's Partnership Interests
           and Related Partnership Matters .............................. II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... II-2
Item 7.  Financial Statements............................................ II-5
Item 8.  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure........................ II-6
Item 8A. Controls and Procedures......................................... II-6
Item 8B.    Other Information............................................ II-6


                                    PART III


Item 9.  Directors and Executive Officers of the Registrant.............. III-1
Item 10. Executive Compensation.......................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management.. III-2
Item 12. Certain Relationships and Related Transactions.................. III-3
Item 13. Exhibits........................................................ III-3
Item 14. Principal Accountant Fees and Services.......................... III-4

Signatures............................................................... III-5

Report of Independent Registered Public Accounting Firm.................. III-6

Financial Statements..................................................... III-7

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------


     Capital Realty Investors, Ltd. (the Partnership) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981. On December 31, 1981, the Partnership commenced offering 30,000 units of limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner & Smith, Incorporated. The Partnership closed the offering on December 31, 1982, at which time 24,837 units of limited partner interest had become subscribed. As of December 31, 2004, 90 units of limited partner interest had been abandoned.

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 18 Local Partnerships. As of December 31, 2004, the Partnership retained investments in 14 Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies, and who generally remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. However, under certain circumstances, the Local Partnerships' partnership agreements permit removal of the local general partner and replacement with another local general partner or with an affiliate of the Partnership's Managing General Partner.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 18 (14 remaining as of December 31,
2004)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

     Although each of the Local Partnerships in which the Partnership invested owns an apartment complex that must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2004, follows.

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                    IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1)

                                                                                                        Units
                            Mortgage                                                                Authorized for   Expiration
 Name and Location         Payable at            Financed and/or Insured            Number of         Low Income         of
of Apartment Complex      12/31/04 (2)           and/or Subsidized Under           Rental Units       Subsidies      HAP Contract
--------------------      ------------        -----------------------------        ------------     --------------   ------------
Capitol Commons           $ 5,171,826         Michigan State Housing                    200               200        05/31/12
 Lansing, MI                                   Development Authority

Chestnut                    1,857,771         California Housing                         90                90        01/14/13
 Fresno, CA                                    Finance Agency

Court Place                 5,174,818         Illinois Housing                          160               160        01/31/13
 Pekin, IL                                     Development Authority (IHDA)

Frederick Heights           2,558,388         Section 221(d)(4) of the                  156                --           --
 Frederick, MD                                 National Housing Act (NHA)

Hillview Terrace            2,119,076         Rural Economic Community                  125                --           --
 Traverse City, MI                             Development (RECD)

Lihue Gardens               2,585,509         RECD                                       58                58        02/28/06
 Lihue, Kauai, HI

Linden Place                8,731,859         IHDA                                      190               190        08/31/22
 Arlington Heights, IL

New Sharon Woods Apts.      2,284,359         Federal Housing Administration             50                50        05/31/05 (3)
 Deptford, NJ                                  (FHA)

Park Glen                   4,918,466         IHDA                                      125               125        08/31/23
 Taylorville, IL

Shallowford Oaks            5,971,688         FHA                                       204                --           --
 Chamblee, GA

Sundance Apts.              2,169,235         Government National Mortgage               60                60        05/06/05 (3)
 Bakersfield, CA                               Association/FHA

Tandem Townhouses           1,039,590         Pennsylvania Housing                       48                47        05/31/05
 Fairview Borough, PA                          Finance Agency

Warner House                2,140,748         Section 221(d)(4) of the NHA               60                60        12/31/22 (4)
 Warren, OH

Westwood Village            1,101,780         Connecticut Housing Finance                48                48        02/24/12
 New Haven, CT                                 Authority
                          -----------                                                 -----             -----

Totals (14 Properties)    $47,825,113                                                 1,574             1,088
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


                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

                                SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS IN WHICH
                                   CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1) - Continued


                                                                                       Average Effective Annual
                                       Units Occupied As                                    Rental Per Unit
                                   Percentage of Total Units                              for the Years Ended
                                       As of December 31,                                      December 31,
 Name and Location             -----------------------------------       -------------------------------------------------------
of Apartment Complex           2004    2003    2002   2001    2000         2004        2003        2002       2001        2000
--------------------           ----    ----    ----   ----    ----       --------    --------    --------   --------    --------
Capitol Commons                  97%    92%     96%    93%     92%       $ 9,482     $ 9,112     $ 9,287    $ 8,780     $ 9,208
 Lansing, MI

Chestnut                         97%    98%     99%    96%     99%         7,422       7,534       7,558      7,563       7,573
 Fresno, CA

Court Place                     100%    99%    100%    99%    100%        13,065      12,936      12,856     12,321      12,843
 Pekin, IL

Frederick Heights                94%    95%     97%    98%     99%         9,101       9,306       9,074      8,698       8,195
 Frederick, MD

Hillview Terrace                 99%    98%     99%    99%     98%         4,217       3,847       3,890      3,923       3,891
 Traverse City, MI

Lihue Gardens                   100%    99%     92%   100%    100%         9,996       9,933      11,005     10,796      10,799
 Lihue, Kauai, HI

Linden Place                    100%   100%    100%    99%    100%        15,875      15,847      15,490     15,068      14,661
 Arlington Heights, IL

New Sharon Woods Apts.           98%    94%     98%    96%     95%        12,257      11,674      11,987     11,343      11,409
 Deptford, NJ

Park Glen                       100%   100%    100%   100%    100%         9,933       9,867       9,748      9,134       9,700
 Taylorville, IL

Shallowford Oaks                 95%    80%     93%    94%     99%         7,357       7,960       8,471      6,903       7,932
 Chamblee, GA

Sundance Apts.                   98%    99%    100%   100%    100%         8,767       8,612       8,574      8,358       8,355
 Bakersfield, CA

Tandem Townhouses               100%    99%     97%    98%    100%         9,231       9,247       9,239      9,235       9,248
 Fairview Borough, PA

Warner House                     94%   100%    100%    99%     97%         6,104       6,273       7,646      7,503       7,631
 Warren, OH

Westwood Village                 96%    98%     93%   100%     95%        11,263      11,452      11,514     11,418      11,378
 New Haven, CT
                                ---    ---     ---    ---     ---        -------     -------     -------    -------     -------

Totals (14 Properties) (5)       98%    97%     97%    98%     98%       $ 9,576     $ 9,543     $ 9,739    $ 9,360     $ 9,487
                                ===    ===     ===    ===     ===        =======     =======     =======    =======     =======

     (1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
     (2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2004.
     (3) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one year period at its expiration.
     (4) The mortgage note was restructured in accordance with HUD's Mark-to-Market Program in February 2003. The Section 8 HAP contract was extended through December 31, 2022, subject to the annual availability of funding by Congress.
     (5) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

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

     (b) As of March 29, 2005, there were approximately 1,409 registered holders of Units in the Partnership.

     (c) On February 28, 2003, the Partnership made a cash distribution of $1,014,627 ($41 per Unit) to Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of proceeds received from the sale of Baltic Plaza.

          On December 9, 2004, the Partnership made a cash distribution of $618,675 ($25 per Unit) to Limited Partners who were holders of record as of September 30, 2004, and a cash distribution of $19,134 to General Partners. The distributions were a result of cash resources accumulated from operations and distributions from Local Partnerships.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-KSB at December 31, 2004. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for seven Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing General Partner has evaluated the Partnership's investments in partnerships and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes intended to provide housing to the elderly and/or to low and moderate income tenants. In conjunction with such governmental assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties, and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

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

     Sundance Apartments Associates (Sundance Apartments), New Sharon Woods Associates (New Sharon Woods) and Lihue Associates (Lihue Gardens) have Section 8 HAP contracts covering 100% of their apartment units, which contracts expire in the next twelve months. It is anticipated that Sundance Apartments will extend its Section 8 HAP contract for a one-year period at expiration. It is anticipated that New Sharon Woods will extend its Section 8 HAP contract for a one-year period at expiration. The local managing general partner has entered into a contract for the sale of Lihue Gardens, which may close in July 2005.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Eleven of the Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by HUD (the state housing agencies, RECD and HUD, collectively, the "Agencies"). Currently, these Section 8 HAP contracts expire from 2005 through 2023, and the Managing General Partner believes that, at expiration, the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow prepayment of the mortgage or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring
Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of December 31, 2004, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2005 was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2004, the Partnership had approximately 1,438 investors who held a total of 24,747 units of limited partner interest which were originally sold for the aggregate amount of $24,747,000. The Partnership originally made investments in 18 Local Partnerships, of which 14 remain at December 31, 2004. The Partnership's liquidity, with unrestricted cash resources of $1,339,818 as of December 31, 2004, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 29, 2005, there were no material commitments for capital expenditures.

     During 2004 and 2003, the Partnership received cash distributions of $481,665 and $454,582, respectively, from the Local Partnerships.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2004, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support net cash used in operating activities and financing activities. For the year ended December 31, 2004, $40,789 of the distributions received were from Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). The Partnership expects to receive a similar amount of distributions from these Local Partnerships in future years.

     On February 28, 2003, the Partnership made a cash distribution of $1,014,627 ($41 per Unit) to Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of proceeds received from the sale of Baltic Plaza. On December 9, 2004, the Partnership made a cash distribution of $618,675 ($25 per Unit) to Limited Partners who were holders of record as of September 30, 2004 and a cash distribution of $19,134 to General Partners. The distributions were a result of cash resources accumulated from operations and distributions from Local Partnerships. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                              Results of Operations
                              ---------------------

2004 versus 2003
----------------

     The Partnership's net income for the year ended December 31, 2004, increased from 2003, primarily due to an increase in share of income from partnerships, partially offset by an increase in total expenses and a decrease in interest and other income. Share of income from partnerships increased in 2004 primarily due to an increase in rental and other income at one property, partially offset by an increase in total expenses, and a decrease in operating expenses at another property, both partially offset by an increase in depreciation expense at another property. Other revenue decreased in the year 2004, partially offset by an increase in interest revenue due to higher cash and cash equivalent balances. General and administrative expenses decreased primarily due to lower reimbursed payroll costs, partially offset by higher reporting costs. Professional fees increased due to higher legal and audit expenses in 2004. Amortization of deferred costs decreased slightly due to the reclassification of Lihue Gardens to investment in partnership held for sale.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2004 and 2003, did not include losses of $309,187 and $517,138, respectively. Distributions of $40,789 and $93,006 received from two and four Local Partnerships during 2004 and 2003, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     The combined rental revenues of the Partnership's remaining 14 properties for the five years ended December 31, 2004, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2002 and prior years.


                                                    For the years ended December 31,
                       ---------------------------------------------------------------------------------------------------
                          2004                   2003                  2002                  2001                   2000
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $15,428,951           $15,417,140           $15,593,230           $15,059,975           $15,104,976

Annual Percentage
  (Decrease) Increase                 0.1%                 (1.1%)                3.5%                  (0.3%)



ITEM 7. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part III.

                                     PART II
                                     -------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In February 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2004, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2004.

                                    PART III
                                    --------


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        --------------------------------------------------

     (a)  and (b)

          The Partnership has no directors, executive officers or employees of its own.

     (a)  and (b)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, follow.

William B. Dockser, 68, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 58, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at March 29, 2005.

                                                                        % of Total
           Name and Address               Amount and Nature            Units Issued
          of Beneficial Owner          of Beneficial Ownership       and Outstanding
          -------------------          -----------------------       ---------------
          Equity Resource Group,             3,698 Units                   14.9%
              Incorporated, et. al.
          44 Brattle Street
          Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 29, 2005, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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


ITEM 13. EXHIBITS
         --------

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

                                      III-3

                                    PART III
                                    --------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES - Continued
         --------------------------------------

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2004 and 2003, the Partnership retained Grant Thornton LLP to provide services as follows.

                                       Year Ended December 31,
                                       -----------------------
                                        2004            2003
                                       -------         -------

         Audit fees                    $74,000         $67,000
         Audit-related fees                 --              --
         Tax fees (1)                   14,500          13,500
         All other fees                     --              --
                                       -------         -------

             Total billed              $88,500         $80,500
                                       =======         =======

     (1)  Preparation of Partnership federal and state tax returns.

     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2004 and 2003, which services it was determined did not compromise Grant Thornton LLP's independence.



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



March 29, 2005                         by:  /s/ William B. Dockser
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


March 29, 2005                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President,
                                              and Secretary



March 29, 2005                         by:  /s/ Michael J. Tuszka
--------------                              ------------------------------------
DATE                                        Michael J. Tuszka,
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)


                                      III-5

Report of Independent Registered Public Accounting Firm


To the Partners
Capital Realty Investors, Ltd.

We have audited the accompanying balance sheets of Capital Realty Investors, Ltd. (a District of Columbia limited partnership) (the Partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $1,000,171 and $926,466 of income in 2004 and 2003, respectively, included in the Partnership's 2004 and 2003 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd., as of December 31, 2004 and 2003, and the results of its operations, changes in partners' (deficit) capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                           Grant Thornton LLP


Vienna, Virginia
March 22, 2005



                                      III-6

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                               December 31,
                                                                                      ----------------------------
                                                                                          2004             2003
                                                                                      ------------      ----------
Investments in and advances to partnerships .......................................   $  4,444,458    $  3,998,158
Investment in partnership held for sale ...........................................        129,881              --
Cash and cash equivalents .........................................................      1,339,818       1,831,335
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $326,155 and $322,989, respectively ..........        257,210         282,294
Property purchase costs,
  net of accumulated amortization of $96,663 and $99,211, respectively ............         75,099          85,879
Other assets ......................................................................             48              24
                                                                                      ------------    ------------

      Total assets ................................................................   $  6,246,514    $  6,197,690
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     87,925    $     80,805
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (4,172,465)     (3,534,656)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................    (11,830,425)    (12,509,938)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      6,158,589       6,116,885
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  6,246,514    $  6,197,690
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-7

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                                                      For the years ended
                                                          December 31,
                                                   --------------------------
                                                      2004           2003
                                                   -----------    -----------
Share of income from partnerships ..............   $ 1,040,960    $ 1,019,472
                                                   -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest and other .........................        13,574         15,427
                                                   -----------    -----------

  Expenses:
    General and administrative .................       173,307        177,128
    Management fee .............................        95,208         95,208
    Professional fees ..........................        87,528         80,890
    Amortization of deferred costs .............        18,978         19,758
                                                   -----------    -----------

                                                       375,021        372,984
                                                   -----------    -----------

      Total other revenue and expenses .........      (361,447)      (357,557)
                                                   -----------    -----------

Net income .....................................   $   679,513    $   661,915
                                                   ===========    ===========


Net income allocated to General Partners (3%) ..   $    20,385    $    19,857
                                                   ===========    ===========

Net income allocated to Limited Partners (97%) .   $   659,128    $   642,058
                                                   ===========    ===========

Net income per unit of Limited Partner Interest,
  based on 24,747 units outstanding ............   $     26.63    $     25.94
                                                   ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-8

                         CAPITAL REALTY INVESTORS, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL


                                                     General            Limited
                                                     Partners           Partners             Total
                                                    ----------        -----------         -----------
Partners' (deficit) capital, January 1, 2003        $(434,926)        $ 6,904,523         $ 6,469,597

  Net income                                           19,857             642,058             661,915

  Distribution of $41.00 per Unit
    of Limited Partner Interest                            --          (1,014,627)         (1,014,627)
                                                    ---------         -----------         -----------

Partners' (deficit) capital, December 31, 2003       (415,069)          6,531,954           6,116,885
                                                    ---------         -----------         -----------

  Net income                                           20,385             659,128             679,513

  Distribution to General Partners                    (19,134)                 --             (19,134)

  Distribution of $25.00 per Unit
    of Limited Partner Interest                            --            (618,675)           (618,675)
                                                    ---------         -----------         -----------

Partners' (deficit) capital, December 31, 2004      $(413,818)        $ 6,572,407         $ 6,158,589
                                                    =========         ===========         ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-9

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS


                                                                                     For the years ended
                                                                                         December 31,
                                                                                  ---------------------------
                                                                                     2004            2003
                                                                                  ----------     ------------
Cash flows from operating activities:
  Net income ..................................................................   $   679,513    $   661,915

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................    (1,040,960)    (1,019,472)
    Amortization of deferred costs ............................................        18,978         19,758

    Changes in assets and liabilities:
      (Increase) decrease in other assets .....................................           (24)            44
      Increase (decrease) in accounts payable and accrued expenses ............         7,120        (34,492)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (335,373)      (372,247)
                                                                                  -----------    -----------


Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................       481,665        454,582
  Payment of disposition fee
    related to disposition of investment in partnership .......................            --       (223,511)
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................       481,665        231,071
                                                                                  -----------    -----------


Cash flows from financing activities:
  Distributions to Limited Partners ...........................................      (618,675)    (1,014,627)
  Distribution to General Partners ............................................       (19,134)            --
                                                                                  -----------    -----------

        Net cash used in financing activities .................................      (637,809)    (1,014,627)
                                                                                  -----------    -----------


Net decrease in cash and cash equivalents .....................................      (491,517)    (1,155,803)

Cash and cash equivalents, beginning of year ..................................     1,831,335      2,987,138
                                                                                  -----------    -----------

Cash and cash equivalents, end of year ........................................   $ 1,339,818    $ 1,831,335
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

                                     III-10

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors, Ltd. (the Partnership) was formed under the District of Columbia Limited Partnership Act on June 1, 1981, and shall continue until December 31, 2030, unless sooner dissolved in accordance with the terms of the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted or conventionally financed apartment properties located throughout the United States, which provide housing principally to the elderly or to individuals and families of low or moderate income.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, current and former shareholders of CRI, and Rockville Pike Associates, Ltd., a Maryland limited partnership which includes the shareholders of CRI and certain former officers and employees of CRI.

          The Partnership sold 24,837 units at $1,000 per unit of limited partner interest through a public offering. The offering period was terminated on December 31, 1982. As of December 31, 2004, 90 units of limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2004 and 2003, the Partnership's share of cumulative losses of seven of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $6,515,443 and $6,238,929, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. Distributions of $40,789 and $93,006 received from two and four Local Partnerships during 2004 and 2003, respectively, and for which the Partnership's carrying value is zero (equity method suspended) were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     h.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2004, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

          The balance sheet carrying amounts for cash and cash equivalents approximate estimated fair values of such assets.

     i.   New accounting pronouncement
          ----------------------------

          In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing General Partner has evaluated the Partnership's investments in partnerships and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.


                                     III-12

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 74.99% to 98.98% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2004 and 2003, the Partnership received cash distributions from rental operations of the Local Partnerships of $481,665 and $454,582, respectively. As of December 31, 2004 and 2003, ten and nine of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $585,276 and $533,449, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

                                     III-13

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     b.   Advance to Local Partnership
          ----------------------------

          As of both December 31, 2004 and 2003, the Partnership had advanced funds, including accrued interest, totaling $290,896 to Shallowford Oaks. For financial reporting purposes, this loan has been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

     c.   Property matters
          ----------------

                                  Baltic Plaza
                                  ------------

          On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold. Cash proceeds received by the Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity can be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of March 29, 2005, no payments of principal or interest have been received on this purchase money note, and the maker certified to the Partnership that no cash flow was available for distribution in 2004. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at December 31, 2004 and December 31, 2003, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk, with an offsetting credit of $619,000 to deferred gain on disposition of investment in partnership, due to uncertainty of collection of the purchase money note and related interest. In January 2003, the Managing General Partner was paid a disposition fee of $223,511 related to the sale, which was accrued and netted against the related gain on disposition of investments in partnerships at December 31, 2002.

                                  Lihue Gardens
                                  -------------

          In February 2004, the local managing general partner entered into a contract to sell the property owned by Lihue Associates (Lihue Gardens), although closing cannot occur until the purchaser obtains the lender and regulatory authority consents. The sale may close in July 2005. There is no assurance that a sale of the property will occur.

          Due to the impending sale of the property related to the Partnership's interest in Lihue Gardens, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $129,881 at December 31, 2004, has been reclassified to investment in partnership held for sale in the accompanying balance sheet at that date.

                                     III-14

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

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

     d.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the 14 Local Partnerships in which the Partnership is invested as of December 31, 2004, follow. The information is presented separately for seven Local Partnerships which have investment basis (equity method), and for seven
     Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                              COMBINED BALANCE SHEETS
                                                 December 31, 2004

                                                               Equity
                                                               Method          Suspended            Total
                                                            ------------      ------------       ------------
          Number of Local Partnerships                           7                7                   14
                                                                 =                =                   ==

          Rental property, at cost, net of
            accumulated depreciation of
            $31,208,579, $20,423,058, and
            $51,631,637, respectively                       $ 12,446,881      $  6,615,931       $ 19,062,812
          Land                                                 2,984,759         1,666,980          4,651,739
          Other assets                                        12,720,665         3,626,398         16,347,063
                                                            ------------      ------------       ------------

              Total assets                                  $ 28,152,305      $ 11,909,309       $ 40,061,614
                                                            ============      ============       ============


          Mortgage notes payable                            $ 27,119,761      $ 20,705,352       $ 47,825,113
          Other liabilities                                    1,408,378         1,386,984          2,795,362
          Due to general partners                                340,492         1,403,161          1,743,653
                                                            ------------      ------------       ------------

              Total liabilities                               28,868,631        23,495,497         52,364,128

          Partners' deficit                                     (716,326)      (11,586,188)       (12,302,514)
                                                            ------------      ------------       ------------

              Total liabilities and partners' deficit       $ 28,152,305      $ 11,909,309       $ 40,061,614
                                                            ============      ============       ============

                                     III-15

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2004

                                                               Equity
                                                               Method          Suspended            Total
                                                            -----------       -----------        -----------
          Number of Local Partnerships                           7                7                   14
                                                                 =                =                   ==

          Revenue:
            Rental                                          $10,113,686       $ 5,315,265        $15,428,951
            Other                                               699,999           158,531            858,530
                                                            -----------       -----------        -----------

              Total revenue                                  10,813,685         5,473,796         16,287,481
                                                            -----------       -----------        -----------

          Expenses:
            Operating                                         5,498,441         3,261,344          8,759,785
            Interest                                          2,649,903         1,534,184          4,184,087
            Depreciation and amortization                     1,644,236           979,977          2,624,213
                                                            -----------       -----------        -----------

              Total expenses                                  9,792,580         5,775,505         15,568,085
                                                            -----------       -----------        -----------

          Net income (loss)                                 $ 1,021,105       $  (301,709)       $   719,396
                                                            ===========       ===========        ===========

          Cash distributions                                $   440,876       $    40,789        $   481,665
                                                            ===========       ===========        ===========

          Cash distributions recorded as reduction
            of investments in partnerships                  $   440,876       $        --        $   440,876
                                                            ===========       ===========        ===========

          Cash distributions recorded as income             $        --       $    40,789        $    40,789

          Partnership's share of Local Partnership
            net income (loss)                               $ 1,000,171       $        --        $ 1,000,171
                                                            -----------       -----------        -----------

          Share of income from partnerships                 $ 1,000,171       $    40,789        $ 1,040,960
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


                                     III-16

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

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
                                                            ============      ============       ============

                                     III-17

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued


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

     e.   Reconciliation  of the Local  Partnerships'  financial  statement  net
          ----------------------------------------------------------------------
            income to taxable income
            ------------------------

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

                                     III-18

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income follows.

                                                     For the years ended
                                                          December 31,
                                                  ----------------------------
                                                     2004              2003
                                                  ----------        ----------

      Financial statement net income              $  719,396        $  396,315

      Differences between financial statement
        and tax depreciation, amortization,
        and miscellaneous differences              1,731,345         1,756,019
                                                  ----------        ----------

      Taxable income                              $2,450,741        $2,152,334
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2004 and 2003, the Partnership paid $136,701 and $184,843, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

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

For each of the years ended December 31, 2004 and 2003, the Partnership paid the Managing General Partner a Management Fee of $95,208.

                                     III-19

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS - Continued

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the terms of the Partnership Agreement, in January 2003 the Managing General Partner was paid a disposition fee of $223,511 related to the sale of Baltic Plaza in December 2002, which was accrued and netted against the related gain on disposition of investment in partnership at December 31, 2002.


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

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the limited partners and three percent to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On February 28, 2003, the Partnership made a cash distribution of $1,014,627 ($41 per Unit) to Limited Partners who were holders of record as of November 1, 2002. The distribution was a result of proceeds received from the sale of Baltic Plaza. On December 9, 2004, the Partnership made a cash distribution of $618,675 ($25 per Unit) to Limited Partners who were holders of record as of September 30, 2004 and a cash distribution of $19,134 to General Partners. The distributions were a result of cash resources accumulated from operations and distributions from Local Partnerships.

                                     III-20

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

     As defined in the Partnership Agreement, after the payment of the distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2004 and 2003. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE INCOME

     For federal income tax purposes, the Partnership reports on a basis whereby: (i) certain expenses are amortized rather than expensed when incurred;
(ii) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations, and (iii) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of income or losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see
Note 2.e.), including losses in excess of related investment amounts. These returns are subject to examination and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net income to taxable income follows.

                                                                             For the years ended
                                                                                 December 31,
                                                                        -----------------------------
                                                                           2004               2003
                                                                        ----------         ----------
Financial statement net income                                          $  679,513         $  661,915


Adjustments:
  Differences between financial statement net income
    and taxable income related to the Partnership's equity
    in the Local Partnerships' income or losses                          1,509,289          1,112,962

  Costs amortized over a shorter period for income tax purposes             18,977             19,758
                                                                        ----------         ----------

Taxable income                                                          $2,207,779         $1,794,635
                                                                        ==========         ==========

                                      # # #

                                     III-21

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors, Ltd. has invested.