Form 10QSB
period 2005-03-31
CAPITAL REALTY INVESTORS LTD
filed 2005-05-10
CIK 354521

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

                  For the quarterly period ended March 31, 2005


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

                                 (301) 468-9200


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]




--------------------------------------------------------------------------------

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005

                                                                          Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2005 and December 31, 2004..........................  1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2005 and 2004............  2

         Statements of Cash Flows
           - for the three months ended March 31, 2005 and 2004............  3

         Notes to Financial Statements
           - March 31, 2005 and 2004.......................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  8

Item 3.  Controls and Procedures........................................... 10


Part II - OTHER INFORMATION

Item 5.  Other Information................................................. 11

Item 6.  Exhibits.......................................................... 11

Signature.................................................................. 12

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS


                                                                                        March 31,     December 31,
                                                                                          2005           2004
                                                                                      ------------    ------------
                                                                                      (Unaudited)
Investments in and advances to partnerships .......................................   $  4,693,122    $  4,444,458
Investment in partnership held for sale ...........................................        131,259         129,881
Cash and cash equivalents .........................................................      1,223,939       1,339,818
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $329,801 and $326,155, respectively ..........        253,564         257,210
Property purchase costs,
  net of accumulated amortization of $97,735 and $96,663, respectively ............         74,027          75,099
Other assets ......................................................................             79              48
                                                                                      ------------    ------------

      Total assets ................................................................   $  6,375,990    $  6,246,514
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     59,590    $     87,925
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (4,172,465)     (4,172,465)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................    (11,672,614)    (11,830,425)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      6,316,400       6,158,589
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  6,375,990    $  6,246,514
                                                                                      ============    ============

              The accompanying notes are an integral part of these
                              financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                    For the three months ended
                                                             March 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
Share of income from partnerships ..............   $    250,042    $    258,919
                                                   ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ...................................          6,544           2,064
                                                   ------------    ------------


  Expenses:
    General and administrative .................         46,880          53,230
    Management fee .............................         23,802          23,802
    Professional fees ..........................         23,375          21,375
    Amortization of deferred costs .............          4,718           4,940
                                                   ------------    ------------

                                                         98,775         103,347
                                                   ------------    ------------

      Total other revenue and expenses .........        (92,231)       (101,283)
                                                   ------------    ------------

Net income .....................................        157,811         157,636

Accumulated losses, beginning of period ........    (11,830,425)    (12,509,938)
                                                   ------------    ------------

Accumulated losses, end of period ..............   $(11,672,614)   $(12,352,302)
                                                   ============    ============



Net income allocated to General Partners (3%) ..   $      4,734    $      4,729
                                                   ============    ============


Net income allocated to Limited Partners (97%) .   $    153,077    $    152,907
                                                   ============    ============


Net income per unit of Limited Partner Interest,
  based in 24,747 units outstanding ............   $       6.19    $       6.18
                                                   ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the three months ended
                                                                                           March 31,
                                                                                  ---------------------------
                                                                                      2005          2004
                                                                                  -----------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $   157,811    $   157,636

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (250,042)      (258,919)
    Amortization of deferred costs ............................................         4,718          4,940

    Changes in assets and liabilities:
      (Increase) decrease in other assets .....................................           (31)            24
      Decrease in accounts payable and accrued expenses .......................       (28,335)       (11,222)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (115,879)      (107,541)
                                                                                  -----------    -----------

Net decrease in cash and cash equivalents .....................................      (115,879)      (107,541)

Cash and cash equivalents, beginning of period ................................     1,339,818      1,831,335
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 1,223,939    $ 1,723,794
                                                                                  ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of March 31, 2005, and the results of its operations and its cash flows for the three month periods ended March 31, 2005 and 2004. The results of operations for the interim period ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2004.

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing
General Partner has evaluated the partnerships in which the Partnership is invested and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.


2.   INVESTMENTS IN PARTNERSHIPS

a.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold. Cash proceeds received by the
Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity can be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of May 10, 2005, no payments of principal or interest have been received on this purchase money note. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at March 31, 2005 and December 31, 2004, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk, with an offsetting credit of $619,000 to deferred gain on disposition of investment in partnership, due to uncertainty of collection of the purchase money note and related interest.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS - Continued

                                  Lihue Gardens
                                  -------------

     In February 2004, the local managing general partner entered into a contract to sell the property owned by Lihue Associates (Lihue Gardens), although closing cannot occur until the purchaser obtains the lender and regulatory authority consents. The sale should close by the end of 2005. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to the Partnership's interest in Lihue Gardens, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $131,259 and $129,881 at March 31, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnership held for sale in the accompanying balance sheets.

b.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 14 Local Partnerships in which the Partnership was invested as of March 31, 2005 and 2004, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended).

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                 For the three months ended
                                                                          March 31,
                                                   -----------------------------------------------------------
                                                              2005                            2004
                                                   -----------------------------------------------------------
                                                     Equity                           Equity
                                                     Method        Suspended          Method        Suspended
                                                   ----------      ----------       ----------      ----------
         Number of Local Partnerships                  7               7                7               7
                                                       =               =                =               =

         Revenue:
           Rental                                  $2,528,421      $1,328,816       $2,513,182      $1,341,104
           Other                                      118,750          39,633          117,381          31,828
                                                   ----------      ----------       ----------      ----------

             Total revenue                          2,647,171       1,368,449        2,630,563       1,372,932
                                                   ----------      ----------       ----------      ----------

         Expenses:
           Operating                                1,318,360         815,336        1,288,191         829,060
           Interest                                   662,476         372,901          689,229         406,772
           Depreciation and amortization              411,059         244,994          388,443         253,663
                                                   ----------      ----------       ----------      ----------

             Total expenses                         2,391,895       1,433,231        2,365,863       1,489,495
                                                   ----------      ----------       ----------      ----------

         Net income (loss)                         $  255,276      $  (64,782)      $  264,700      $ (116,563)
                                                   ==========      ==========       ==========      ==========

         Partnership's share of Local
           Partnership net income                     250,042             --           258,919              --
                                                   --------------------------       --------------------------

         Share of income from partnerships                  $250,04                            $258,919
                                                            =======                            ========

     As of March 31, 2005 and 2004, the Partnership's share of cumulative losses to date for seven of the 14 Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $6,574,036 and $6,347,441, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $45,361 and $29,823 for the three month periods ended March 31, 2005 and 2004, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended March 31, 2005 and 2004.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


3. RELATED PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2004. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for seven Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing
General Partner has evaluated the partnerships in which the Partnership is invested and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     Sundance Apartments Associates (Sundance Apartments), New Sharon Woods Associates (New Sharon Woods) and Lihue Associates (Lihue Gardens) have Section 8 HAP contracts covering 100% of their apartment units. It is anticipated that Sundance Apartments and New Sharon Woods will extend their Section 8 HAP contracts for a one-year period at expiration. The local managing general partner has entered into a contract for the sale of Lihue Gardens, which should close in 2005.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Eleven of the Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by HUD (the state housing agencies, RECD and HUD, collectively, the Agencies). Currently, these Section 8 HAP contracts expire from 2005 through 2023, and the Managing General Partner believes that, at expiration, the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgages and/or regulatory agreements to disallow prepayment of the mortgages or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of March 31, 2005, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next twelve months was $114,372.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,223,939 as of March 31, 2005, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 10, 2005, there were no material commitments for capital expenditures.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2005, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $115,879 during the three month period ended March 31, 2005, primarily due to operating expenses paid in cash.

     The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2005, increased slightly from the corresponding period in 2004, primarily due to an increase in interest and other revenue and a decrease in general and administrative expenses, partially offset by a decrease in share of income from partnerships and an increase in professional fees. Interest income increased due to higher rates in 2005. General and administrative expenses decreased primarily due to lower reimbursed payroll costs. Share of income from partnerships decreased in 2005 primarily due to an increase in operating expenses at two properties and a decrease in rental revenue at one property. Professional fees increased due to higher audit costs in 2005.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2005 and 2004, did not include losses of $58,593 and $108,512, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2005.


Item 3. Controls and Procedures
        -----------------------

     In May 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the May 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. OTHER INFORMATION
Item 5. Other Information


     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2005, but not reported, whether or not otherwise required by this Form 10-QSB at March 31, 2005.

     There is no established market for the purchase and sale of units of limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

     Effective at close of business on May 6, 2005, the Principal Financial Officer and Principal Accounting Officer (one individual) of C.R.I., Inc. (the Managing General Partner of the Registrant) resigned. The duties of these positions have been assumed by H. William Willoughby. Mr. Willoughby has held the office of President of CRI since 1990 and has also served as one of its Directors. He has no employment contract.

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2005, but not reported, except as set forth above, because the triggering event occurred within four business days of the filing of this Form 10-QSB


Item 6. Exhibits
        --------

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



                                  CAPITAL REALTY INVESTORS, LTD.
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner



May 10, 2005                           by:  /s/ H. William Willoughby
------------                                ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President,
                                              and Secretary