Form 10QSB
period 2005-06-30
CAPITAL REALTY INVESTORS LTD
filed 2005-08-05
CIK 354521

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

                  For the quarterly period ended June 30, 2005


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

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2005




                                                                           Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet
           - June 30, 2005 and December 31, 2004............................ 1

         Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2005 and 2004...... 2

         Statements of Cash Flows
           - for the six months ended June 30, 2005 and 2004................ 3

         Notes to Financial Statements
           - June 30, 2005 and 2004......................................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 9

Item 3.  Controls and Procedures............................................ 11


Part II - OTHER INFORMATION

Item 5.  Other Information.................................................. 12

Item 6.  Exhibits........................................................... 12

Signature................................................................... 13

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2005            2004
                                                                                      ------------    ------------
                                                                                      (Unaudited)
Investments in and advances to partnerships .......................................   $  4,642,610    $  4,444,458
Investment in partnership held for sale ...........................................        114,004         129,881
Cash and cash equivalents .........................................................      1,529,065       1,339,818
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $333,447 and $326,155, respectively ..........        249,918         257,210
Property purchase costs,
  net of accumulated amortization of $98,807 and $96,663, respectively ............         72,955          75,099
Other assets ......................................................................            116              48
                                                                                      ------------    ------------

      Total assets ................................................................   $  6,608,668    $  6,246,514
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     52,428    $     87,925
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (4,172,465)     (4,172,465)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................    (11,432,774)    (11,830,425)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      6,556,240       6,158,589
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  6,608,668    $  6,246,514
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                    For the three months ended       For the six months ended
                                                             June 30,                        June 30,
                                                   ----------------------------    ----------------------------
                                                       2005            2004            2005            2004
                                                   ------------    ------------    ------------    ------------
Share of income from partnerships ..............   $    343,301    $    382,831    $    593,343    $    641,750
                                                   ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ...................................          8,780           2,592          15,324           4,656
                                                   ------------    ------------    ------------    ------------

  Expenses:
    General and administrative .................         60,346          52,948         107,226         106,178
    Management fee .............................         23,802          23,802          47,604          47,604
    Professional fees ..........................         23,375          21,375          46,750          42,750
    Amortization of deferred costs .............          4,718           4,499           9,436           9,439
                                                   ------------    ------------    ------------    ------------

                                                        112,241         102,624         211,016         205,971
                                                   ------------    ------------    ------------    ------------

      Total other revenue and expenses .........       (103,461)       (100,032)       (195,692)       (201,315)
                                                   ------------    ------------    ------------    ------------

Net income .....................................        239,840         282,799         397,651         440,435

Accumulated losses, beginning of period ........    (11,672,614)    (12,352,302)    (11,830,425)    (12,509,938)
                                                   ------------    ------------    ------------    ------------

Accumulated losses, end of period ..............   $(11,432,774)   $(12,069,503)   $(11,432,774)   $(12,069,503)
                                                   ============    ============    ============    ============



Net income allocated to General Partners (3%) ..   $      7,195    $      8,484    $     11,930    $     13,213
                                                   ============    ============    ============    ============


Net income allocated to Limited Partners (97%) .   $    232,645    $    274,315    $    385,721    $    427,222
                                                   ============    ============    ============    ============


Net income per unit of Limited Partner Interest,
  based on 24,747 units outstanding ............   $       9.40    $      11.08    $      15.59    $      17.26
                                                   ============    ============    ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                   For the six months ended
                                                                                           June 30,
                                                                                  ---------------------------
                                                                                      2005           2004
                                                                                  -----------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $   397,651    $   440,435

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (593,343)      (641,750)
    Amortization of deferred costs ............................................         9,436          9,439

    Changes in assets and liabilities:
      (Increase) decrease in other assets .....................................           (68)            24
      Decrease in accounts payable and accrued expenses .......................       (35,497)        (3,831)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (221,821)      (195,683)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................       411,068        471,170
                                                                                  -----------    -----------

Net increase in cash and cash equivalents .....................................       189,247        275,487

Cash and cash equivalents, beginning of period ................................     1,339,818      1,831,335
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 1,529,065    $ 2,106,822
                                                                                  ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


1. BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of June 30, 2005, and the results of its operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the interim periods ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

As of August 5, 2005, no payments of principal or interest have been received on this purchase money note. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at June 30, 2005 and December 31, 2004, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk, with an offsetting credit of $619,000 due to uncertainty of collection of the purchase money note and related interest.

                                  Lihue Gardens
                                  -------------

     In February 2004, the local managing general partner entered into a contract to sell the property owned by Lihue Associates (Lihue Gardens), although closing cannot occur until the purchaser obtains the lender and regulatory authority consents. The sale is scheduled to close in 2006. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to the Partnership's interest in Lihue Gardens, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $114,004 and $129,881 at June 30, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnership held for sale in the accompanying balance sheets.

b. Summarized financial information
   --------------------------------

     Combined statements of operations for the 14 Local Partnerships in which the Partnership was invested as of June 30, 2005 and 2004, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of Local Partnership net income.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                 For the three months ended
                                                                          June 30,
                                                   -----------------------------------------------------------
                                                      2005           2004              2005           2004
                                                   -----------------------------------------------------------
                                                     Equity                           Equity
                                                     Method        Suspended          Method        Suspended
                                                   ----------      ----------       ----------      ----------
         Number of Local Partnerships                  8               6                7               7
                                                       =               =                =               =
         Revenue:
           Rental                                  $2,703,967      $1,197,306       $2,521,680      $1,341,108
           Other                                        7,658          38,318          162,482          31,830
                                                   ----------      ----------       ----------      ----------

             Total revenue                          2,711,625       1,235,624        2,684,162       1,372,938
                                                   ----------      ----------       ----------      ----------

         Expenses:
           Operating                                1,281,541         749,230        1,257,898         829,062
           Interest                                   703,645         331,732          689,231         406,774
           Depreciation and amortization              428,273         227,780          388,445         253,663
                                                   ----------      ----------       ----------      ----------

             Total expenses                         2,413,459       1,308,742        2,335,574       1,489,499
                                                   ----------      ----------       ----------      ----------

         Net income (loss)                         $  298,166      $  (73,118)      $  348,588      $ (116,561)
                                                   ==========      ==========       ==========      ==========

         Cash distributions                        $  370,536      $   40,532       $  430,381      $   40,789
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                         $  354,711      $       --       $  430,381      $       --
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as income                               $       --      $   40,532       $       --      $   40,789

         Partnership's share of Local
           Partnership net income                     302,769              --          342,042              --
                                                   --------------------------         ------------------------

         Share of income from partnerships                  $343,30                           $382,831
                                                            =======                           ========

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued'

                                                                 For the six months ended
                                                                          June 30,
                                                   -----------------------------------------------------------
                                                      2005           2004              2005           2005
                                                   -----------------------------------------------------------
                                                     Equity                           Equity
                                                     Method        Suspended          Method        Suspended
                                                   ----------      ----------       ----------      ----------
         Number of Local Partnerships                  8               6                7               7
                                                       =               =                =               =
         Revenue:
           Rental                                  $5,363,897      $2,394,614       $5,034,861      $2,682,212
           Other                                      127,723          76,636          279,864          63,658
                                                   ----------      ----------       ----------      ----------

             Total revenue                          5,491,620       2,471,250        5,314,725       2,745,870
                                                   ----------      ----------       ----------      ----------

         Expenses:
           Operating                                2,666,007       1,498,460        2,546,089       1,658,122
           Interest                                 1,407,290         663,463        1,378,460         813,546
           Depreciation and amortization              856,547         455,560          776,888         507,326
                                                   ----------      ----------       ----------      ----------

             Total expenses                         4,929,844       2,617,483        4,701,437       2,978,994
                                                   ----------      ----------       ----------      ----------

         Net income (loss)                         $  561,776      $ (146,233)      $  613,288      $ (233,124)
                                                   ==========      ==========       ==========      ==========

         Cash distributions                        $  370,536      $   40,532       $  430,381      $   40,789
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                         $  354,711      $       --       $  430,381      $       --
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as income                               $       --      $   40,532       $       --      $   40,789

         Partnership's share of Local
           Partnership net income                     552,811              --          600,961              --
                                                   --------------------------       --------------------------

         Share of income from partnerships                  $593,343                        $641,750
                                                            ========                        ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of June 30, 2005 and 2004, the Partnership's share of cumulative losses to date for six of the fourteen and seven of the fourteen, Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $6,632,627 and $6,455,948, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $56,557 and $101,918 for the three and six month periods ended June 30, 2005, respectively, and $41,948 and $71,770 for the three and six month periods ended June 30, 2004, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


3. RELATED PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended June 30, 2005 and 2004, and $47,604 for each of the six month periods ended June 30, 2005 and 2004.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2004. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for six Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     Sundance Apartments Associates (Sundance Apartments), New Sharon Woods Associates (New Sharon Woods) and Lihue Associates (Lihue Gardens) have Section 8 HAP contracts covering 100% of their apartment units, which expire November 6, 2005, December 1, 2005 and February 28, 2006, respectively. It is anticipated that the Local Partnerships will extend their Section 8 HAP contracts for a one-year period at expiration. The local managing general partner has entered into a contract for the sale of Lihue Gardens, which should close in 2006.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and two Local Partnerships have mortgage loans financed by the RECD agency. Eleven of the Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by HUD (the state housing agencies, RECD and HUD, collectively, the Agencies). Currently, these Section 8 HAP contracts expire from 2005 through 2023, and the Managing General Partner believes that, at expiration, the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgages and/or regulatory agreements to disallow prepayment of the mortgages or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships. As of June 30, 2005, the carrying amount of the Partnership's investments in Local Partnerships with
Section 8 HAP contracts expiring in the next twelve months was $97,117.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,529,065 as of June 30, 2005, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 5, 2005, there were no material commitments for capital expenditures.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2005, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased $189,247 during the six month period ended June 30, 2005, as a result of distributions received from Local Partnerships exceeding cash used in operating activities.

     The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended June 30, 2005, decreased from the corresponding period in 2004, primarily due to a decrease in share of income from partnerships and increases in general and administrative expenses, professional fees and amortization of deferred costs, partially offset by an increase in interest revenue. Share of income from partnerships decreased in 2005 primarily due to a decrease in other income at two properties, partially offset by an increase in rental revenue at one property and a decrease in operating expenses at one property. General and administrative expenses increased primarily due to higher reimbursed payroll costs. Professional fees increased due to higher audit costs. Interest revenue increased in 2005 due to higher interest rates.

     The Partnership's net income for the six month period ended June 30, 2005, decreased from the corresponding period in 2004, primarily due to a decrease in share of income from partnerships and by increases in general and administrative expenses and professional fees, partially offset by an increase in interest revenue, all as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2005, did not include losses of $66,759 and $133,520, respectively, compared to excluded losses of $108,507 and $217,019 for the three and six month periods ended June 30, 2004, respectively.

     No other significant changes in the Partnership's operations have taken place during the six month period ended June 30, 2005.


Item 3. Controls and Procedures

     In July 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the July 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. OTHER INFORMATION
Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2005, but not reported, whether or not otherwise required by this Form 10-QSB at June 30, 2005.

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


Item 6. Exhibits

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



August 5, 2005                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President,
                                              and Secretary