Form 10QSB
period 2005-09-30
CAPITAL REALTY INVESTORS LTD
filed 2005-11-04
CIK 354521

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

                For the quarterly period ended September 30, 2005


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

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005


                                                                           Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2005 and December 31, 2004.....................   1

         Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2005
             and 2004.....................................................   2

         Statements of Cash Flows
           - for the nine months ended September 30, 2005 and 2004........   3

         Notes to Financial Statements
           - September 30, 2005 and 2004..................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   9

Item 3.  Controls and Procedures..........................................  11


Part II - OTHER INFORMATION

Item 5.  Other Information................................................  12

Item 6.  Exhibits.........................................................  12

Signature.................................................................  13

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2005            2004
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  4,924,362    $  4,444,458
Investment in partnership held for sale ...........................................        129,383         129,881
Cash and cash equivalents .........................................................      1,483,539       1,339,818
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $337,093 and $326,155, respectively ..........        246,272         257,210
Property purchase costs,
  net of accumulated amortization of $99,879 and $96,663, respectively ............         71,883          75,099
Other assets ......................................................................            135              48
                                                                                      ------------    ------------

      Total assets ................................................................   $  6,855,574    $  6,246,514
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     67,713    $     87,925
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (4,172,465)     (4,172,465)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................    (11,201,153)    (11,830,425)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      6,787,861       6,158,589
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  6,855,574    $  6,246,514
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                    For the three months ended      For the nine months ended
                                                           September 30,                   September 30,
                                                   ----------------------------    ----------------------------
                                                       2005             2004           2005            2004
                                                   ------------    ------------    ------------    ------------
Share of income from partnerships ..............   $    324,568    $    206,174    $    917,911    $    847,924
                                                   ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ...................................         11,565           2,477          26,889           7,133
                                                   ------------    ------------    ------------    ------------

  Expenses:
    General and administrative .................         52,616          52,973         159,842         159,151
    Management fee .............................         23,802          23,802          71,406          71,406
    Professional fees ..........................         23,376          21,375          70,126          64,125
    Amortization of deferred costs .............          4,718           4,719          14,154          14,158
                                                   ------------    ------------    ------------    ------------

                                                        104,512         102,869         315,528         308,840
                                                   ------------    ------------    ------------    ------------

      Total other revenue and expenses .........        (92,947)       (100,392)       (288,639)       (301,707)
                                                   ------------    ------------    ------------    ------------

Net income .....................................        231,621         105,782         629,272         546,217

Accumulated losses, beginning of period ........    (11,432,774)    (12,069,503)    (11,830,425)    (12,509,938)
                                                   ------------    ------------    ------------    ------------

Accumulated losses, end of period ..............   $(11,201,153)   $(11,963,721)   $(11,201,153)   $(11,963,721)
                                                   ============    ============    ============    ============



Net income allocated to General Partners (3%) ..   $      6,949    $      3,173    $     18,878    $     16,387
                                                   ============    ============    ============    ============


Net income allocated to Limited Partners (97%) .   $    224,672    $    102,609    $    610,394    $    529,830
                                                   ============    ============    ============    ============


Net income per unit of Limited Partner Interest,
  based on 24,747 units outstanding ............   $       9.08    $       4.15    $      24.67    $      21.41
                                                   ============    ============    ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the nine months ended
                                                                                         September 30,
                                                                                  ---------------------------
                                                                                      2005           2004
                                                                                  -----------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $   629,272    $   546,217

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (917,911)      (847,924)
    Amortization of deferred costs ............................................        14,154         14,158

    Changes in assets and liabilities:
     (Increase) decrease in other assets ......................................           (87)            24
      (Decrease) increase in accounts payable and accrued expenses ............       (20,212)        19,071
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (294,784)      (268,454)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................       438,505        481,665
                                                                                  -----------    -----------

Net increase in cash and cash equivalents .....................................       143,721        213,211

Cash and cash equivalents, beginning of period ................................     1,339,818      1,831,335
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 1,483,539    $ 2,044,546
                                                                                  ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of September 30, 2005, and the results of its operations for the three and nine months ended
September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the interim periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2004.

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Local Partnerships in which the Partnership invested were formed by individuals or entities unrelated to the Partnership or its affiliates. The Partnership purchased limited partner interests in existing, operating partnerships with unaffiliated managing general partners. An affiliate of the Managing General Partner also purchased a general partner interest in the majority of the Local Partnerships. Neither the Partnership nor the affiliate of the Managing General Partner received development fees at or near the time of investment. The
Managing General Partner has evaluated the Local Partnerships in which the Partnership is invested and has determined that the equity holders as a group held sufficient equity at risk in the operating Local Partnerships and the equity investors have the characteristics of controlling financial interest in accordance with the provisions of FIN 46-R. The Managing General Partner has therefore determined that the investments in Local Partnerships are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS

a.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold. Cash proceeds received by the
Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity can be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of November 4, 2005, no payments of principal or interest have been received on this purchase money note. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at September 30, 2005 and December 31, 2004, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk, with an offsetting credit of $619,000 due to uncertainty of collection of the purchase money note and related interest.

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

     Due to the impending sale of the property related to the Partnership's interest in Lihue Gardens, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $129,383 and $129,881 at September 30, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnership held for sale in the accompanying balance sheets.

b.   Summarized financial information
     --------------------------------

     Combined statements of operations for the fourteen Local Partnerships in which the Partnership was invested as of September 30, 2005 and 2004, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of Local Partnership net income.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                For the three months ended
                                                                       September 30,
                                                   -----------------------------------------------------------
                                                              2005                            2004
                                                   -----------------------------------------------------------
                                                     Equity                           Equity
                                                     Method        Suspended          Method        Suspended
                                                   ----------      ----------       ----------      ----------
         Number of Local Partnerships                  8               6                7               7
                                                       =               =                =               =

         Revenue:
           Rental                                  $2,665,838      $1,197,307       $2,490,198      $1,341,101
           Other                                      109,963          38,318          109,483          31,826
                                                   ----------      ----------       ----------      ----------

             Total revenue                          2,775,801       1,235,625        2,599,681       1,372,927
                                                   ----------      ----------       ----------      ----------

         Expenses:
           Operating                                1,308,398         749,230        1,310,295         829,059
           Interest                                   703,645         331,732          689,228         406,770
           Depreciation and amortization              428,273         227,780          388,441         253,662
                                                   ----------      ----------       ----------      ----------

             Total expenses                         2,440,316       1,308,742        2,387,964       1,489,491
                                                   ----------      ----------       ----------      ----------

         Net income (loss)                         $  335,485      $  (73,117)      $  211,717      $ (116,564)
                                                   ==========      ==========       ==========      ==========

         Cash distributions                        $   27,437      $       --       $   10,495      $       --
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                         $   27,437      $       --       $   10,495      $       --
                                                   ==========      ==========       ==========      ==========

         Partnership's share of Local
           Partnership net income                     324,568              --          206,174              --
                                                   --------------------------       -------------------------

         Share of income from partnerships                  $324,568                          $206,174
                                                            ========                          ========


                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                                                   For the nine months ended
                                                                          September 30,
                                                   -----------------------------------------------------------
                                                              2005                           2004
                                                   -----------------------------------------------------------
                                                     Equity                           Equity
                                                     Method        Suspended          Method        Suspended
                                                   ----------      ----------       ----------      ----------
         Number of Local Partnerships                  8               6                7               7
                                                       =               =                =               =

         Revenue:
           Rental                                  $8,029,735      $3,591,920       $7,525,059      $4,023,313
           Other                                      237,686         114,953          389,347          95,484
                                                   ----------      ----------       ----------      ----------

             Total revenue                          8,267,421       3,706,873        7,914,406       4,118,797
                                                   ----------      ----------       ----------      ----------

         Expenses:
           Operating                                3,974,404       2,247,691        3,856,384       2,487,181
           Interest                                 2,110,934         995,195        2,067,688       1,220,315
           Depreciation and amortization            1,284,820         683,340        1,165,329         760,989
                                                   ----------      ----------       ----------      ----------

             Total expenses                         7,370,158       3,926,226        7,089,401       4,468,485
                                                   ----------      ----------       ----------      ----------

         Net income (loss)                         $  897,263      $ (219,353)      $  825,005      $ (349,688)
                                                   ==========      ==========       ==========      ==========

         Cash distributions                        $  378,804      $   59,701       $  440,876      $   40,789
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                         $  378,804      $   19,169       $  440,876      $       --
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as income                               $       --      $   40,532       $       --      $   40,789

         Partnership's share of Local
           Partnership net income                     877,379              --          807,135              --
                                                   --------------------------       --------------------------

         Share of income from partnerships                  $917,911                        $847,924
                                                            ========                        ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of September 30, 2005 and 2004, the Partnership's share of cumulative losses to date for six of the fourteen and seven of the fourteen Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $6,702,731 and $6,564,458, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $44,397 and $146,315 for the three and nine month periods ended September 30, 2005, respectively, and $31,310 and $103,080 for the three and nine month periods ended September 30, 2004, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended September 30, 2005 and 2004, and $71,406 for each of the nine month periods ended September 30, 2005 and 2004.

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

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Local Partnerships in which the Partnership invested were formed by individuals or entities unrelated to the Partnership or its affiliates. The Partnership purchased limited partner interests in existing, operating partnerships with unaffiliated managing general partners. An affiliate of the Managing General Partner also purchased a general partner interest in the majority of the Local Partnerships. Neither the Partnership nor the affiliate of the Managing General Partner received development fees at or near the time of investment. The
Managing General Partner has evaluated the Local Partnerships in which the Partnership is invested and has determined that the equity holders as a group held sufficient equity at risk in the operating Local Partnerships and the equity investors have the characteristics of controlling financial interest in accordance with the provisions of FIN 46-R. The Managing General Partner has therefore determined that the investments in Local Partnerships are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

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

     Sundance Apartments Associates (Sundance Apartments) has a Section 8 HAP contract which expires November 6, 2005. The Section 8 HAP contract covers all of the apartment units in Sundance Apartments. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.

     New Sharon Woods Associates (New Sharon Woods) has a Section 8 HAP contract which expires December 1, 2005. The Section 8 HAP contract covers all of the apartment units in New Sharon Woods. It is anticipated that the Local Partnership will extend its Section 8 HAP contract at its expiration.

     Lihue Associates (Lihue Gardens) has a Section 8 HAP contract which expires February 28, 2006. The Section 8 HAP contract covers all of the apartment units in Lihue Gardens. It is anticipated that the Local Partnership will extend its
Section 8 HAP contract for a one-year period at its expiration. Lihue Gardens is under contract for sale, with closing expected in 2006. There can be no assurance that the property will be sold.

     As of September 30, 2005, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next twelve months was $114,472.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,483,539 as of September 30, 2005, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 4, 2005, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2005, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased $143,721 during the nine month period ended September 30, 2005, as a result of distributions received from Local Partnerships exceeding cash used in operating activities.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended September 30, 2005, increased from the corresponding period in 2004, primarily due to increases in share of income from partnerships and interest revenue and a nominal decrease in general and administrative expenses, partially offset by an increase in professional fees. Share of income from partnerships increased primarily due to lower operating expenses at two properties and higher rental income at another property. Interest revenue increased in 2005 due to higher interest rates. Professional fees increased due to higher audit costs.

     The Partnership's net income for the nine month period ended September 30, 2005, increased from the corresponding period in 2004, primarily due to increases in share of income from partnerships and interest revenue, partially offset by a nominal increase in general and administrative expenses and an increase in professional fees. Share of income from partnerships increased primarily due to lower operating expenses at two properties and higher rental income at two properties, partially offset by lower other income at one property. Interest revenue and professional fees increased in 2005 as stated above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2005, did not include losses of $66,760 and $200,280, respectively, compared to excluded losses of $108,510 and $325,529 for the three and nine month periods ended September 30, 2004, respectively.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2005.


Item 3. Controls and Procedures

     In October 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures - Continued


control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5.  Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2005, but not reported, whether or not otherwise required by this Form 10-QSB at September 30, 2005.

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



                                  CAPITAL REALTY INVESTORS, LTD.
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner



November 4, 2005                       by:  /s/ H. William Willoughby
----------------                            ------------------------------------
DATE                                         H. William Willoughby,
                                                Director, President, Secretary,
                                                Principal Financial Officer,
                                                and Principal Accounting Officer