Form 10KSB
period 2005-12-31
CAPITAL REALTY INVESTORS LTD
filed 2006-03-31
CIK 354521

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

                   For the fiscal year ended December 31, 2005


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

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,157,268.

The units of limited partner interest of the registrant are not traded in any market. Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                         CAPITAL REALTY INVESTORS, LTD.

                        2005 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                         Page


                                     PART I

Item 1.   Business......................................................  I-1
Item 2.   Properties....................................................  I-5
Item 3.   Legal Proceedings.............................................  I-5
Item 4.   Submission of Matters to a Vote of Security Holders.........    I-5


                                     PART II


Item 5.   Market for the Registrant's Partnership Interests
            and Related Partnership Matters ...........................   II-1
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................   II-2
Item 7.   Financial Statements........................................    II-5
Item 8.   Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure.....................   II-6
Item 8A.  Controls and Procedures......................................   II-6
Item 8B.  Other Information............................................   II-6


                                    PART III


Item 9.   Directors and Executive Officers of the Registrant............. III-1
Item 10.  Executive Compensation......................................... III-1
Item 11.  Security Ownership of Certain Beneficial Owners and Management. III-2
Item 12.  Certain Relationships and Related Transactions................. III-3
Item 13.  Exhibits....................................................... III-3
Item 14.  Principal Accountant Fees and Services......................... III-4

Signatures............................................................... III-5

Report of Independent Registered Public Accounting Firm.................. III-6

Financial Statements..................................................... III-7

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

     Capital Realty Investors, Ltd. (the Partnership) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981. On December 31, 1981, the Partnership commenced offering 30,000 units of limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner & Smith, Incorporated. The Partnership closed the offering on December 31, 1982, at which time 24,837 units of limited partner interest had become subscribed. As of December 31, 2005, 90 units of limited partner interest had been abandoned.

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 18 Local Partnerships. As of December 31, 2005, the Partnership retained investments in 13 Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

     (i)  preserve and protect the Partnership's capital;
     (ii) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners could use to offset income from other sources;
    (iii) provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness of the apartment complexes; and
     (iv) provide cash distributions from sale or refinancing of the Partnership's investments and, on a limited basis, from rental operations.

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

     In April 2006, the Managing General Partner plans to file a Preliminary Proxy Statement under Section 14(a) of the Securities Exchange Act of 1934 seeking the consent of the Limited Partners to liquidate the assets of the Partnership and dissolve it, as well as to amend the Partnership Agreement to permit certain fees related to the liquidation. In the absence of comments on the Proxy Statement by the SEC, the Managing General Partner expects to mail a Definitive Proxy Statement to Limited Partners in April 2006.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 18 (13 remaining as of December 31,
2005)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

     Although each of the Local Partnerships in which the Partnership invested owns an apartment complex that must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of the dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2005, follows.


                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                    IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1)

                                                                                                     Units
                              Mortgage                                                           Authorized for     Expiration
 Name and Location           Payable at        Financed and/or Insured             Number of       Low Income           of
of Apartment Complex        12/31/05 (2)       and/or Subsidized Under            Rental Units     Subsidies        HAP Contract
--------------------        ------------    -----------------------------         ------------   --------------     ------------
Capitol Commons             $4,757,994      Michigan State Housing                     200             200          05/31/12
 Lansing, MI                                 Development Authority

Chestnut                     1,704,097      California Housing                          90              90          01/14/13
 Fresno, CA                                  Finance Agency

Court Place                  4,873,012      Illinois Housing                           160             160          01/31/13
 Pekin, IL                                   Development Authority (IHDA)

Frederick Heights            2,455,928      Section 221(d)(4) of the                   156              --             --
 Frederick, MD                               National Housing Act (NHA)

Hillview Terrace             2,048,823      Rural Economic Community                   125              --             --
 Traverse City, MI                           Development (RECD)

Linden Place                 8,542,553      IHDA                                       190             190          08/31/22
 Arlington Heights, IL

New Sharon Woods Apts.       2,225,781      Federal Housing Administration              50              50          11/30/06 (3)(4)
 Deptford, NJ                                (FHA)

Park Glen                    4,838,193      IHDA                                       125             125          08/31/23
 Taylorville, IL

Shallowford Oaks             5,787,749      FHA                                        204              --             --
 Chamblee, GA

Sundance Apts.               2,107,923      Government National Mortgage                60              60          05/06/06 (3)(4)
 Bakersfield, CA                             Association/FHA

Tandem Townhouses              946,158      Pennsylvania Housing                        48              47          11/15/12
 Fairview Borough, PA                        Finance Agency

Warner House                 2,094,604      Section 221(d)(4) of the NHA                60              60          12/31/22 (5)
 Warren, OH

Westwood Village             1,003,263      Connecticut Housing Finance                 48              48          02/24/12
 New Haven, CT                               Authority
                            -----------                                              -----           -----
Totals (13 Properties)      $43,386,078                                              1,516           1,030
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

                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

                                SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS IN WHICH
                                   CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1) - Continued


                                                                                        Average Effective Annual
                                            Units Occupied As                                Rental Per Unit
                                       Percentage of Total Units                          for the Years Ended
                                           As of December 31,                                  December 31,
 Name and Location              -----------------------------------      -------------------------------------------------------
of Apartment Complex            2005    2004    2003   2002    2001        2005        2004        2003       2002        2001
--------------------            ----    ----    ----   ----    ----      --------    --------    --------   --------    --------
Capitol Commons                   99%     97%    92%    96%     93%      $ 9,717     $ 9,482     $ 9,112    $ 9,287     $ 8,780
 Lansing, MI

Chestnut                          99%     97%    98%    99%     96%        7,584       7,422       7,534      7,558       7,563
 Fresno, CA

Court Place                      100%    100%    99%   100%     99%       13,086      13,065      12,936     12,856      12,321
 Pekin, IL

Frederick Heights                 96%     94%    95%    97%     98%        9,402       9,101       9,306      9,074       8,698
 Frederick, MD

Hillview Terrace                  99%     99%    98%    99%     99%        4,334       4,217       3,847      3,890       3,923
 Traverse City, MI

Linden Place                     100%    100%   100%   100%     99%       15,844      15,875      15,847     15,490      15,068
 Arlington Heights, IL

New Sharon Woods Apts.            94%     98%    94%    98%     96%       12,108      12,257      11,674     11,987      11,343
 Deptford, NJ

Park Glen                        100%    100%   100%   100%    100%       10,045       9,933       9,867      9,748       9,134
 Taylorville, IL

Shallowford Oaks                  90%     95%    80%    93%     94%        8,213       7,357       7,960      8,471       6,903
 Chamblee, GA

Sundance Apts.                   100%     98%    99%   100%    100%        8,806       8,767       8,612      8,574       8,358
 Bakersfield, CA

Tandem Townhouses                 99%    100%    99%    97%     98%        9,269       9,231       9,247      9,239       9,235
 Fairview Borough, PA

Warner House                      97%     94%   100%   100%     99%        6,413       6,104       6,273      7,646       7,503
 Warren, OH

Westwood Village                 100%     96%    98%    93%    100%       12,191      11,263      11,452     11,514      11,418
 New Haven, CT
                                 ---     ---    ---    ---     ---       -------     -------     -------    -------     -------

Totals (13 Properties) (6)        98%     98%    96%    98%     98%      $ 9,770     $ 9,544     $ 9,513    $ 9,641     $ 9,250
                                 ===     ===    ===    ===     ===       =======     =======     =======    =======     =======


     (1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
     (2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2005.
     (3) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal Legislation.
     (4) It is anticipated that the Local Partnership will extend its Section 8 HAP contract at its expiration.
     (5) The mortgage note was restructured in accordance with HUD's Mark-to-Market Program in February 2003. The Section 8 HAP contract was extended through December 31, 2022, subject to the annual availability of funding by Congress.
     (6) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

     On December 30, 2005, the property related to Lihue Gardens was sold. See the notes to financial statements for additional information concerning the sale.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

     In April 2006, the Managing General Partner plans to file a Preliminary Proxy Statement under Section 14(a) of the Securities Exchange Act of 1934 seeking the consent of the Limited Partners to liquidate the assets of the Partnership and dissolve it, as well as to amend the Partnership Agreement to permit certain fees related to the liquidation. In the absence of comments on the Proxy Statement by the Securities and Exchange Commission (SEC), the Managing General Partner expects to mail a Definitive Proxy Statement to Limited Partners in April 2006.

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

     (b) As of March 31, 2006, there were approximately 1,351 registered holders of Units in the Partnership.

     (c) On December 9, 2004, the Partnership made a cash distribution of $618,675 ($25 per Unit) to Limited Partners who were holders of record as of September 30, 2004, and a cash distribution of $19,134 to General Partners. The distributions consisted of cash resources accumulated from operations and distributions from Local Partnerships. On March 20, 2006, the Partnership made a cash distribution of $1,435,326 ($58 per Unit) to the Limited Partners who are holders of record as of March 1, 2006. The distribution consisted of proceeds received from the sale of the property owned by Lihue Gardens.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-KSB at December 31, 2005. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for seven Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

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

     Sundance Apartments Associates (Sundance Apartments) has a Section 8 HAP contract which expires May 6, 2006. The Section 8 HAP contract covers all of the apartment units in Sundance Apartments. It is anticipated that the Local Partnership will extend its Section 8 HAP contract at its expiration.

     New Sharon Woods Associates (New Sharon Woods) has a Section 8 HAP contract which expires November 30, 2006. The Section 8 HAP contract covers all of the apartment units in New Sharon Woods. It is anticipated that the Local Partnership will extend its Section 8 HAP contract at its expiration.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and one Local Partnership has a mortgage loan financed by the RECD agency. Ten of the Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by HUD (the state housing agencies, RECD and HUD, collectively, the "Agencies"). Currently, these Section 8 HAP contracts expire from 2006 through 2023, and the Managing General Partner believes that, at expiration, the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow prepayment of the mortgage or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring Section 8 HAP contracts and what impact the

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

Agencies'  strategies will have on the operations of the Local Partnerships and,
consequently,   the  impact  on  the  Partnership's  investments  in  the  Local
Partnerships.

     Sales of properties with state agency or RECD financing will be extremely difficult. Since the Agencies are unlikely to allow mortgage prepayment and/or sale for a conversion to market rate housing, prospective buyers are generally limited to tax credit buyers or not-for-profit organizations.

     As of December 31, 2005, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in 2006 was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2005, the Partnership had approximately 1,360 investors who held a total of 24,747 units of limited partner interest which were originally sold for the aggregate amount of $24,747,000. The Partnership originally made investments in 18 Local Partnerships, of which 13 remain at December 31, 2005. The Partnership's liquidity, with unrestricted cash resources of $1,412,690 as of December 31, 2005, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 31, 2006, there were no material commitments for capital expenditures.

     During 2005 and 2004, the Partnership received cash distributions of $438,505 and $481,665, respectively, from the Local Partnerships.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2005, the receipt of distributions from Local Partnerships was adequate to support net cash used in operating activities. Cash and cash equivalents increased $72,872 during 2005, primarily due to distributions received from Local Partnerships. For the years ended December 31, 2005 and December 31, 2004, distributions of $438,505 and $481,665, respectively, were received from Local Partnerships. The Partnership expects to receive a similar amount of distributions from these Local Partnerships in future years.

     On December 9, 2004, the Partnership made a cash distribution of $618,675 ($25 per Unit) to Limited Partners who were holders of record as of September 30, 2004 and a cash distribution of $19,134 to General Partners. The distributions consisted of cash resources accumulated from operations and distributions from Local Partnerships. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves. On March 20, 2006, the Partnership made a cash distribution of $1,435,326 ($58 per Unit) to the Limited Partners who are holders of record as of March 1, 2006. The distribution consisted of proceeds received from the sale of the property owned by Lihue Gardens.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                              Results of Operations
                              ---------------------
2005 versus 2004
----------------

     The Partnership's net income for the year ended December 31, 2005, increased compared to 2004, primarily due to increases in share of income from partnerships, interest revenue and gain on disposition of investment in partnership, partially offset by increases in general and administrative expenses and professional fees. Share of income from partnerships increased primarily due to other income received at one property. Interest revenue increased in 2005 due to higher interest rates. The increase in gain on disposition of investment in partnership relates to the sale of Lihue Gardens in December 2005. General and administrative expenses increased primarily due to higher reimbursed payroll costs. Professional fees increased in 2005 due to fees relating to the proxy and higher audit costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2005 and 2004, did not include losses of $166,989 and $309,187, respectively. Distributions of $59,701 and $40,789 received from three and two Local Partnerships during 2005 and 2004, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     The combined rental revenues of the Partnership's remaining 13 properties for the five years ended December 31, 2005, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2005 and prior years.


                                                              For the years ended December 31,
                        -------------------------------------------------------------------------------------------------------
                           2005                   2004                     2003                   2002                  2001
                        -----------            -----------              -----------            -----------          -----------
Combined Rental
  Revenue               $15,218,177            $14,849,157              $14,841,012            $14,954,952          $14,433,812

Annual Percentage
  (Decrease) Increase                2.5%                     0.1%                  (0.8%)                    3.6%



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

                                     PART II
                                     -------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In February 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION
         -----------------

     Effective May 7, 2005, the duties of the Principal Financial Officer and Principal Accounting Officer were assumed by the President of C.R.I., Inc. ("CRI"), the Managing General Partner of the Registrant, H. William Willoughby. Mr. Willoughby has held the office of President since January 1990 and has also served as a Director of CRI. He has no employment contract.

     In April 2006, the Managing General Partner plans to file a Preliminary Proxy Statement under Section 14(a) of the Securities Exchange Act of 1934 seeking the consent of the Limited Partners to liquidate the assets of the Partnership and dissolve it, as well as to amend the Partnership Agreement to permit certain fees related to the liquidation. In the absence of comments on the Proxy Statement by the SEC, the Managing General Partner expects to mail a Definitive Proxy Statement to Limited Partners in April 2006.

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2005, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2005.

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

William B. Dockser, 69, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 59, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

                                      III-1

                                    PART III
                                    --------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at March 31, 2006.

                                                               % of Total
             Name and Address         Amount and Nature       Units Issued
           of Beneficial Owner     of Beneficial Ownership   and Outstanding
           -------------------     -----------------------   ---------------

           Equity Resource               4,974 Units              20.1%
             Investment, LLC
           44 Brattle Street
           Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 31, 2006, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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

ITEM 13. EXHIBITS - Continued
         --------


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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2005 and 2004, the Partnership retained Grant Thornton LLP to provide services as follows.

                                                Year Ended
                                                December 31,
                                        --------------------------
                                          2005              2004
                                        --------          --------

         Audit fees                     $ 86,276          $ 74,000
         Audit-related fees                   --                --
         Tax fees (1)                     15,950            14,500
         All other fees                       --                --
                                        --------          --------
             Total billed               $102,226          $ 88,500
                                        ========          ========

     (1)  Preparation of Partnership federal and state tax returns.

     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2005 and 2004, which services it was determined did not compromise Grant Thornton LLP's independence.



                                      III-4

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CAPITAL REALTY INVESTORS, LTD.
                         -------------------------------------------------------
                         (Registrant)

                         by:  C.R.I., Inc.
                              --------------------------------------------------
                              Managing General Partner



March 31, 2006                by:  /s/ William B. Dockser
--------------                     ---------------------------------------------
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


March 31, 2006                by:  /s/ H. William Willoughby
--------------                     --------------------------------------------
DATE                               H. William Willoughby,
                                   Director, President, Secretary,
                                     Principal Financial Officer and
                                     Principal Account Officer






                                      III-5

Report of Independent Registered Public Accounting Firm


Partners
Capital Realty Investors, Ltd.

We have audited the accompanying balance sheets of Capital Realty Investors, Ltd. (a District of Columbia limited partnership) (the Partnership) as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $1,034,682 and $1,000,171 of income in 2005 and 2004, respectively, included in the Partnership's 2005 and 2004 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd., as of December 31, 2005 and 2004, and the results of its operations, changes in partners' (deficit) capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                    Grant Thornton LLP


Vienna, Virginia
March 30, 2006



                                      III-6

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                    December 31,
                                                                           ----------------------------
                                                                               2005            2004
                                                                           ------------    ------------
Investments in and advances to partnerships ............................   $  4,676,797    $  4,444,458
Investment in partnership held for sale ................................        548,495         129,881
Cash and cash equivalents ..............................................      1,412,690       1,339,818
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $276,396 and $326,155, respectively        199,745         257,210
Property purchase costs,
  net of accumulated amortization of $84,989 and $96,663, respectively .         60,168          75,099
Sale proceeds due to the Partnership ...................................      1,524,292            --
Other assets ...........................................................            245              48
                                                                           ------------    ------------

      Total assets .....................................................   $  8,422,432    $  6,246,514
                                                                           ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses ..................................   $    212,559    $     87,925
                                                                           ------------    ------------

Commitments and contingencies

Partners' capital

  Capital paid in:
    General Partners ...................................................         14,000          14,000
    Limited Partners ...................................................     24,837,000      24,837,000
                                                                           ------------    ------------

                                                                             24,851,000      24,851,000

  Less:
    Accumulated distributions to partners ..............................     (4,172,465)     (4,172,465)
    Offering costs .....................................................     (2,689,521)     (2,689,521)
    Accumulated losses .................................................     (9,779,141)    (11,830,425)
                                                                           ------------    ------------

      Total partners' capital ..........................................      8,209,873       6,158,589
                                                                           ------------    ------------

      Total liabilities and partners' capital ..........................   $  8,422,432    $  6,246,514
                                                                           ============    ============



                     The accompanying notes are an integral
                       part of these financial statements.

                                      III-7

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                                                                     For the years ended
                                                                         December 31,
                                                                  --------------------------
                                                                     2005            2004
                                                                  -----------    -----------
Share of income from partnerships .............................   $ 1,117,394    $ 1,040,960
                                                                  -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest and other ........................................        39,874         13,574
                                                                  -----------    -----------

  Expenses:
    General and administrative ................................       216,688        173,307
    Professional fees .........................................       131,949         87,528
    Management fee ............................................        95,208         95,208
    Amortization of deferred costs ............................        18,872         18,978
                                                                  -----------    -----------

                                                                      462,717        375,021
                                                                  -----------    -----------

      Total other revenue and expenses ........................      (422,843)      (361,447)
                                                                  -----------    -----------

Income before gain on disposition of investment in partnerships       694,551        679,513
                                                                  -----------    -----------

Gain on disposition of investment in partnership, net of
  disposition fee .............................................     1,356,733           --
                                                                  -----------    -----------

Net income ....................................................   $ 2,051,284    $   679,513
                                                                  ===========    ===========


Net income allocated to General Partners (3%) .................   $    61,539    $    20,385
                                                                  ===========    ===========

Net income allocated to Limited Partners (97%) ................   $ 1,989,745    $   659,128
                                                                  ===========    ===========

Net income per unit of Limited Partner Interest,
  based on 24,747 units outstanding ...........................   $     80.40    $     26.63
                                                                  ===========    ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                                      III-8

                         CAPITAL REALTY INVESTORS, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                                           General            Limited
                                                           Partners           Partners             Total
                                                          ----------        -----------         -----------
Partners' (deficit) capital, January 1, 2004              $(415,069)        $ 6,531,954         $ 6,116,885

  Net income                                                 20,385             659,128             679,513

  Distribution to General Partners                          (19,134)                 --             (19,134)

  Distribution of $25.00 per Unit
    of Limited Partner Interest                                  --            (618,675)           (618,675)
                                                          ---------         -----------         -----------

Partners' (deficit) capital, December 31, 2004             (413,818)          6,572,407           6,158,589
                                                          ---------         -----------         -----------

  Net income                                                 61,539           1,989,745           2,051,284
                                                          ---------         -----------         -----------

Partners' (deficit) capital, December 31, 2005            $(352,279)        $ 8,562,152         $ 8,209,873
                                                          =========         ===========         ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                                      III-9

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                                                                     For the years ended
                                                                                         December 31,
                                                                                  --------------------------
                                                                                     2005           2004
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $ 2,051,284    $   679,513

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................    (1,117,394)    (1,040,960)
    Amortization of deferred costs ............................................        18,872         18,978
    Gain on disposition of investment in partnership, net of
      disposition fee .........................................................    (1,356,733)          --

    Changes in assets and liabilities:
      Increase in other assets ................................................          (197)           (24)
      Increase in accounts payable and accrued expenses .......................        38,535          7,120
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (365,633)      (335,373)
                                                                                  -----------    -----------


Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................       438,505        481,665
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................       438,505        481,665
                                                                                  -----------    -----------


Cash flows from financing activities:
  Distributions to Limited Partners ...........................................          --         (618,675)
  Distribution to General Partners ............................................          --          (19,134)
                                                                                  -----------    -----------

        Net cash used in financing activities .................................          --         (637,809)
                                                                                  -----------    -----------


Net increase (decrease) in cash and cash equivalents ..........................        72,872       (491,517)

Cash and cash equivalents, beginning of year ..................................     1,339,818      1,831,335
                                                                                  -----------    -----------

Cash and cash equivalents, end of year ........................................   $ 1,412,690    $ 1,339,818
                                                                                  ===========    ===========

Supplemental disclosure of cash flow information:
  Non-cash activity:
    Proceeds from 2005 disposition of investment in partnership,
      collected in 2006 .......................................................   $ 1,524,292    $      --
                                                                                  ===========    ===========

    Disposition fee due to related party,
      accrued in 2005, paid in 2006` ..........................................   $    86,000    $      --
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

                                     III-10

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors, Ltd. (the Partnership) was formed under the District of Columbia Limited Partnership Act on June 1, 1981, and shall continue until December 31, 2030, unless sooner dissolved in accordance with the terms of the Partnership Agreement. (See Note 1.k., below, for a discussion on the Partnership's Plan of Liquidation and Dissolution). The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted properties or properties which provide housing principally to the elderly or to individuals and families of low or moderate income, conventionally financed apartment properties, located throughout the United States.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, current and former shareholders of CRI, and Rockville Pike Associates, Ltd., a Maryland limited partnership which includes the shareholders of CRI and certain former officers and employees of CRI.

          The Partnership sold 24,837 units at $1,000 per unit of limited partner interest through a public offering. The offering period was terminated on December 31, 1982. As of December 31, 2005, 90 units of limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2005 and 2004, the Partnership's share of cumulative losses of seven of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $6,405,792 and $6,515,443, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. Distributions of $59,701 and $40,789 received from three and two Local Partnerships during 2005 and 2004, respectively, and for which the Partnership's carrying value is zero (equity method suspended) were recorded as increases in the Partnership's share of income from partnerships in the year received.

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


                                     III-11

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     d.   Investment in partnership held for sale
          ---------------------------------------

          Due to the possible sale of the property related to Frederick Heights Limited Partnership (Frederick Heights), as further discussed in Note 2.c., the Partnership's investment in Frederick Heights was reclassified to investment in partnership held for sale in the accompanying balance sheet at December 31, 2005. The Partnership's investment in Lihue Associates (Lihue Gardens) was reclassified to investment in partnership held for sale in the accompanying balance sheet at December 31, 2004. See Note 2.c. The property owned by Lihue Gardens was sold in December 2005.

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

     i.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2005, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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

     k.   Proxy Statement
          ---------------

          In April 2006, the Managing General Partner plans to file a Preliminary Proxy Statement under Section 14(a) of the Securities Exchange Act of 1934 seeking the consent of the Limited Partners to liquidate the assets of the Partnership and dissolve it, as well as to amend the Partnership Agreement to permit certain fees related to the liquidation. In the absence of comments on the Proxy Statement by the Securities and Exchange Commission (SEC), the Managing General Partner expects to mail a Definitive Proxy Statement to Limited Partners in April 2006.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 74.99% to 98.98% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2005 and 2004, the Partnership received cash distributions from rental operations of the Local Partnerships of $438,505 and $481,665, respectively. As of December 31, 2005 and 2004, nine and ten of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $510,032 and $585,276, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

     b.   Advance to Local Partnership
          ----------------------------

          As of both December 31, 2005 and 2004, the Partnership had advanced funds, including accrued interest, totaling $290,896 to Shallowford Oaks. For financial reporting purposes, this loan has been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

     c.   Property matters
          ----------------

                                  Baltic Plaza
                                  ------------

          On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold. Cash proceeds received by the Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity can be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of March 31, 2006, no payments of principal or interest have been received on this purchase money note. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at December 31, 2005 and 2004, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk. The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

                                     III-14

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                Frederick Heights
                                -----------------

          The Partnership is currently negotiating the sale of the property related to Frederick Heights. The sale is scheduled to close during the fourth quarter of 2006. There is no assurance that a sale of the property will occur.

          Due to the possible sale of the property related to Frederick Heights, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $548,495 at December 31, 2005, has been reclassified to investment in partnership held for sale in the accompanying balance sheet at December 31, 2005.

                                  Lihue Gardens
                                  -------------

          On December 30, 2005,  the property owned by Lihue  Associates  (Lihue
     Gardens) was sold. Gross cash sale proceeds to be distributed to the Partnership at December 31, 2005 totaled $1,524,292. The sale resulted in net gain on disposition of investment in partnership of $1,356,733 for financial statement purposes and in total gain of $2,030,688 for federal tax purposes in 2005. In accordance with the terms of the Partnership Agreement, in March, 2006, the Managing General Partner was paid a disposition fee of $86,000 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnership at December 31, 2005. The Local Partnership is withholding reserves for contingent liabilities. The Partnership may receive additional proceeds related to the reserves. There is no assurance that additional proceeds will be received.

          The Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $129,881 at December 31, 2004, had been reclassified to investment in partnership held for sale in the accompanying balance sheet at that date.

     d.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the thirteen Local Partnerships in which the Partnership is invested as of December 31, 2005, follow. The information is presented separately for six Local Partnerships which have investment basis (equity method), and for seven Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                     III-15

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                         COMBINED BALANCE SHEETS
                                            December 31, 2005

                                                   Equity
                                                   Method             Suspended             Total
                                                 -----------         ------------        ------------
     Number of Local Partnerships                     6                  7                    13
                                                      =                  =                    ==

     Rental property, at cost, net of
       accumulated depreciation of
       $30,739,865, $23,294,004, and
       $54,033,869, respectively                 $11,154,906         $  6,255,083        $ 17,409,989
     Land                                          2,333,759            1,666,980           4,000,739
     Other assets                                 11,546,891            3,635,775          15,182,666
                                                 -----------         ------------        ------------

         Total assets                            $25,035,556         $ 11,557,838        $ 36,593,394
                                                 ===========         ============        ============


     Mortgage notes payable                      $23,279,742         $ 20,106,336        $ 43,386,078
     Other liabilities                             1,362,060            1,586,822           2,948,882
     Due to general partners                         340,492            1,428,475           1,768,967
                                                 -----------         ------------        ------------

         Total liabilities                        24,982,294           23,121,633          48,103,927

     Partners' capital (deficit)                      53,262          (11,563,795)        (11,510,533)
                                                 -----------         ------------        ------------
         Total liabilities and
           partners' capital (deficit)           $25,035,556         $ 11,557,838        $ 36,593,394
                                                 ===========         ============        ============


                                      COMBINED STATEMENTS OF OPERATIONS
                                    For the year ended December 31, 2005

                                                    Equity
                                                    Method            Suspended             Total
                                                 -----------         -----------         -----------
     Number of Local Partnerships                     6                  7                    13
                                                      =                  =                    ==

     Revenue:
       Rental                                    $ 9,641,706         $ 5,576,471         $15,218,177
       Other                                         515,610             189,056             704,666
                                                 -----------         -----------         -----------

         Total revenue                            10,157,316           5,765,527          15,922,843
                                                 -----------         -----------         -----------

     Expenses:
       Operating                                   5,056,994           3,326,256           8,383,250
       Interest                                    2,344,714           1,468,407           3,813,121
       Depreciation and amortization               1,649,451             878,779           2,528,230
                                                 -----------         -----------         -----------

         Total expenses                            9,051,159           5,673,442          14,724,601
                                                 -----------         -----------         -----------

     Net income                                  $ 1,106,157         $    92,085         $ 1,198,242
                                                 ===========         ===========         ===========

     Cash distributions                          $   378,804 (1)     $    59,701         $   438,505
                                                 ===========         ===========         ===========

     Cash distributions recorded as reduction
       of investments in partnerships            $   378,804 (1)     $        --         $   378,804
                                                 ===========         ===========         ===========

     Cash distributions recorded as income       $        --         $    59,701         $    59,701

     Partnership's share of Local Partnership
       net income (loss)                         $ 1,057,693 (1)     $        --         $ 1,057,693
                                                 -----------         -----------         -----------

     Share of income from partnerships           $ 1,057,693 (1)     $    59,701         $ 1,117,394
                                                 ===========         ===========         ===========


     (1)  Includes Lihue Gardens sold in December 2005.

                                     III-16

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          Combined balance sheets and combined statements of operations for the fourteen Local Partnerships in which the Partnership is invested as of December 31, 2004, follow. The information is presented separately for seven Local Partnerships which have investment basis (equity method), and for seven Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).


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

                                                    For the years ended
                                                         December 31,
                                                 ---------------------------
                                                    2005             2004
                                                 ----------       ----------

     Financial statement net income              $1,198,242       $  719,396

     Differences between financial statement
       and tax depreciation, amortization,
       and miscellaneous differences              1,678,069        1,731,345
                                                 ----------       ----------
     Taxable income                              $2,876,311       $2,450,741
                                                 ==========       ==========


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and initial acquisition of the interests in the Local Partnerships. The fee amounted to $993,480, which is equal to four percent of the Limited Partners' capital contributions to the Partnership. The acquisition fee was capitalized and is being amortized over a 40-year period using the straight-line method.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2005 and 2004, the Partnership paid $190,152 and $136,701, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

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

For each of the years ended December 31, 2005 and 2004, the Partnership paid the Managing General Partner a Management Fee of $95,208.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the terms of the Partnership Agreement, in March 2006 the Managing General Partner was paid a disposition fee of $86,000 related to the sale of Lihue Gardens in December 2005, which was accrued and netted against the related gain on disposition of investment in partnership at December 31, 2005.


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

     In accordance with the terms of the Partnership Agreement, in March 2006 the Managing General Partner was paid a disposition fee of $86,000 related to the sale of Lihue Gardens in December 2005, which was accrued and netted against the related gain on disposition of investment in partnership at December 31, 2005.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the limited partners and three percent to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On December 9, 2004, the Partnership made a cash distribution of $618,675 ($25 per Unit) to Limited Partners who were holders of record as of September 30, 2004 and a cash distribution of $19,134 to General Partners. The distributions consisted of cash resources accumulated from operations and distributions from Local Partnerships. On March 20, 2006, the Partnership made a cash distribution of $1,435,326 ($58 per Unit) to the Limited Partners who are holders of record as of March 1, 2006. The distribution consisted of proceeds received from the sale of the property owned by Lihue Gardens.

     As defined in the Partnership Agreement, after the payment of the distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2005 and 2004. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.


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

                                                                          For the years ended
                                                                              December 31,
                                                                      ----------------------------
                                                                         2005               2004
                                                                      ----------         ----------
Financial statement net income                                        $2,051,284         $  679,513


Adjustments:
  Differences between financial statement net income
    and taxable income related to the Partnership's equity
    in the Local Partnerships' income or losses                        1,808,055          1,509,289

  Difference between financial statement gain (loss)
    and tax gain (loss) from the sale or transfer properties           1,422,763                 --

  Costs amortized over a shorter period for income tax purposes           18,872             18,977
                                                                      ----------         ----------
Taxable income                                                        $5,300,974         $2,207,779
                                                                      ==========         ==========


                                      # # #

                                     III-21

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors, Ltd. has invested.