Form 10QSB
period 2006-06-30
CAPITAL REALTY INVESTORS LTD
filed 2006-08-09
CIK 354521

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

                  For the quarterly period ended June 30, 2006


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

                                 (301) 468-9200


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]







--------------------------------------------------------------------------------

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2006


                                                                          Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2006 and December 31, 2005..........................   1

         Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2006 and 2005....   2

         Statements of Cash Flows
           - for the six months ended June 30, 2006 and 2005..............   3

         Notes to Financial Statements
           - June 30, 2006 and 2005.......................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   9

Item 3.  Controls and Procedures..........................................  12


Part II - OTHER INFORMATION

Item 5.  Other Information................................................  12

Item 6.  Exhibits.........................................................  13

Signature.................................................................  14

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2006            2005
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  5,490,877    $  4,676,797
Investment in partnership held for sale ...........................................           --           548,495
Cash and cash equivalents .........................................................      1,176,325       1,412,690
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $347,584 and $276,396, respectively ..........        235,781         199,745
Property purchase costs,
  net of accumulated amortization of $102,984 and $84,989, respectively ...........         68,778          60,168
Sale proceeds due to the Partnership ..............................................           --         1,524,292
Other assets ......................................................................            146             245
                                                                                      ------------    ------------
      Total assets ................................................................   $  6,971,907    $  8,422,432
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     87,039    $    212,559
                                                                                      ------------    ------------
Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (5,607,791)     (4,172,465)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................     (9,668,820)     (9,779,141)
                                                                                      ------------    ------------
      Total partners' capital .....................................................      6,884,868       8,209,873
                                                                                      ------------    ------------
      Total liabilities and partners' capital .....................................   $  6,971,907    $  8,422,432
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                 For the three months ended       For the six months ended
                                                          June 30,                        June 30,
                                                ----------------------------    ----------------------------
                                                    2006             2005           2006            2005
                                                ------------    ------------    ------------    ------------
Share of income from partnerships ...........   $     64,002    $    343,301    $    357,779    $    593,343
                                                ------------    ------------    ------------    ------------
Other revenue and expenses:

  Revenue:
    Interest ................................         13,321           8,780          29,375          15,324
                                                ------------    ------------    ------------    ------------
  Expenses:
    General and administrative ..............         97,703          60,346         156,677         107,226
    Professional fees .......................         31,837          23,375          63,675          46,750
    Management fee ..........................         23,802          23,802          47,604          47,604
    Amortization of deferred costs ..........          4,995           4,718           8,877           9,436
                                                ------------    ------------    ------------    ------------

                                                     158,337         112,241         276,833         211,016
                                                ------------    ------------    ------------    ------------
      Total other revenue and expenses ......       (145,016)       (103,461)       (247,458)       (195,692)
                                                ------------    ------------    ------------    ------------
Net (loss) income ...........................        (81,014)        239,840         110,321         397,651

Accumulated losses, beginning of period .....     (9,587,806)    (11,672,614)     (9,779,141)    (11,830,425)
                                                ------------    ------------    ------------    ------------
Accumulated losses, end of period ...........   $ (9,668,820)   $(11,432,774)   $ (9,668,820)   $(11,432,774)
                                                ============    ============    ============    ============

Net (loss) income allocated to
  General Partners (3%) .....................   $     (2,430)   $      7,195    $      3,310    $     11,930
                                                ============    ============    ============    ============
Net (loss) income allocated to
  Limited Partners (97%) ....................   $    (78,584)   $    232,645    $    107,011    $    385,721
                                                ============    ============    ============    ============

Net (loss) income per unit of Limited Partner
  Interest, based on 24,747 units outstanding   $      (3.18)   $       9.40    $       4.32    $      15.59
                                                ============    ============    ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the six months ended
                                                                                           June 30,
                                                                                  ---------------------------
                                                                                      2006           2005
                                                                                  -----------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $   110,321    $   397,651

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (357,779)      (593,343)
    Amortization of deferred costs ............................................         8,877          9,436

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................            99            (68)
      Decrease in accounts payable and accrued expenses .......................       (39,520)       (35,497)
                                                                                  -----------    -----------
        Net cash used in operating activities .................................      (278,002)      (221,821)
                                                                                  -----------    -----------
Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        38,671        411,068
  Collection of sale proceeds due to the Partnership ..........................     1,524,292           --
  Disposition fee paid to a related party .....................................       (86,000)          --
                                                                                  -----------    -----------
        Net cash provided by investing activities .............................     1,476,963        411,068
                                                                                  -----------    -----------
Cash flows from financing activities:
  Distribution to Limited Partners ............................................    (1,435,326)          --
                                                                                  -----------    -----------

Net (decrease) increase in cash and cash equivalents ..........................      (236,365)       189,247

Cash and cash equivalents, beginning of period ................................     1,412,690      1,339,818
                                                                                  -----------    -----------
Cash and cash equivalents, end of period ......................................   $ 1,176,325    $ 1,529,065
                                                                                  ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of June 30, 2006, and the results of its operations for the three and six month periods ended June 30, 2006 and 2005, and its cash flows for the six month periods ended June 30, 2006 and 2005. The results of operations for the interim periods ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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

     The Managing General Partner filed a Preliminary Proxy Statement on April 6, 2006 seeking the consent of the Limited Partners to liquidate the assets of the Partnership and dissolve it. Since that time, the Managing General Partner has determined not to seek dissolution at the present. This decision was based on market conditions and other factors. Instead, the Managing General Partner has filed an Amended Preliminary Proxy Statement with a single proposal seeking the consent of the Limited Partners to an amendment of the Partnership Agreement to allow the Managing General Partner to be eligible to be paid an increased disposition fee by the Partnership, on the same basis as unaffiliated third parties, as compensation for its efforts in marketing and selling Apartment Complexes. Although the originally proposed Partnership liquidation recommendation is not being pursued at present, the Partnership may still seek to dispose of its interests in certain Apartment Complexes. The purpose of the proposed Disposition Fee described in the Amended Preliminary Proxy Statement is to provide the Managing General Partner with an additional economic incentive to seek to market and sell the Apartment Complexes or the Partnership's interests therein. Limited Partners are urged to review the Definitive Proxy Statement - expected to be mailed sometime in August - carefully before voting.


2.   INVESTMENTS IN PARTNERSHIPS

a.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold. Cash proceeds received by the
Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity can be dissolved. The purchase money note

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of August 9, 2006, no payments of principal or interest have been received on this purchase money note. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at June 30, 2006 and December 31, 2005, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk. The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

                                Frederick Heights
                                -----------------

     The Partnership's basis in Frederick Heights Limited Partnership (Frederick Heights), along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $548,495 at December 31, 2005, was reflected as investment in partnership held for sale at that date. Effective June 30, 2006, the Partnership's basis in Frederick Heights, along with associated acquisition fees and property purchase costs were reclassified to their operating accounts status as the Partnership is no longer negotiating the sale of the property.

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

                                New Sharon Woods
                                ----------------

     The Managing General Partner is currently negotiating with the Local General Partner of New Sharon Woods Associates (New Sharon Woods) to sell the interest the Partnership holds in the Local Partnership to an affiliate of the Local General Partner for the sum of $600,000 before the end of 2006. There can be no assurance that a contract will be agreed to, nor that the transaction will be consummated.

b.   Summarized financial information
     --------------------------------

     Combined statements of operations for the thirteen and fourteen Local Partnerships in which the Partnership was invested as of June 30, 2006 and 2005, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of Local Partnership net income.


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the three months ended
                                                                          June 30,
                                               -----------------------------------------------------------
                                                            2006                         2005
                                               --------------------------       --------------------------
                                                 Equity                           Equity
                                                 Method        Suspended          Method        Suspended
                                               ----------      ----------       ----------      ----------
     Number of Local Partnerships                   6              7                8               6
                                                    =              =                =               =

     Revenue:
       Rental                                  $2,422,840      $1,394,118       $2,703,967      $1,197,306
       Other                                      (11,122)         47,264            7,658          38,318
                                               ----------      ----------       ----------      ----------
         Total revenue                          2,411,718       1,441,382        2,711,625       1,235,624
                                               ----------      ----------       ----------      ----------

     Expenses:
       Operating                                1,364,095         831,564        1,281,541         749,230
       Interest                                   586,179         367,102          703,645         331,732
       Depreciation and amortization              412,363         219,695          428,273         227,780
                                               ----------      ----------       ----------      ----------
         Total expenses                         2,362,637       1,418,361        2,413,459       1,308,742
                                               ----------      ----------       ----------      ----------

     Net income (loss)                         $   49,081      $   23,021       $  298,166      $  (73,118)
                                               ==========      ==========       ==========      ==========

     Cash distributions                        $       --      $   15,898       $  370,536      $   40,532
                                               ==========      ==========       ==========      ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                         $       --      $       --       $  354,711      $       --
                                               ==========      ==========       ==========      ==========

     Cash distributions recorded
       as income                               $       --      $   15,898       $       --      $   40,532

     Partnership's share of Local
       Partnership net income                      48,104              --          302,769              --
                                               --------------------------       --------------------------

     Share of income from partnerships                  $64,002                           $343,301
                                                        =======                           ========

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                                 For the six months ended
                                                                         June 30,
                                               ----------------------------------------------------------
                                                          2006                            2005
                                               -------------------------        -------------------------
                                                 Equity                           Equity
                                                 Method        Suspended          Method        Suspended
                                               ----------      ----------       ----------      ----------
     Number of Local Partnerships                   6              7                8               6
                                                    =              =                =               =

     Revenue:
       Rental                                  $4,833,266      $2,788,236       $5,363,897      $2,394,614
       Other                                      117,781          94,528          127,723          76,636
                                               ----------      ----------       ----------      ----------
         Total revenue                          4,951,047       2,882,764        5,491,620       2,471,250
                                               ----------      ----------       ----------      ----------

     Expenses:
       Operating                                2,628,343       1,663,128        2,666,007       1,498,460
       Interest                                 1,172,357         734,204        1,407,290         663,463
       Depreciation and amortization              824,726         439,390          856,547         455,560
                                               ----------      ----------       ----------      ----------
         Total expenses                         4,625,426       2,836,722        4,929,844       2,617,483
                                               ----------      ----------       ----------      ----------

     Net income (loss)                         $  325,621      $   46,042       $  561,776      $ (146,233)
                                               ==========      ==========       ==========      ==========

     Cash distributions                        $       --      $   38,671       $  370,536      $   40,532
                                               ==========      ==========       ==========      ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                         $       --      $       --       $  354,711      $       --
                                               ==========      ==========       ==========      ==========

     Cash distributions recorded
       as income                               $       --      $   38,671       $       --      $   40,532

     Partnership's share of Local
       Partnership net income                     319,108              --          552,811              --
                                               --------------------------       --------------------------

     Share of income from partnerships                  $357,77                          $593,343
                                                        =======                          ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of June 30, 2006 and 2005, the Partnership's share of cumulative losses to date for seven of the thirteen and six of the fourteen, Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $6,350,968 and $6,632,627, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $68,125 and $117,819 for the three and six month periods ended June 30, 2006 and $56,557 and $101,918 for the three and six month periods ended June 30, 2005, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended June 30, 2006 and 2005 and $47,604 for each of the six month periods ended June 20, 2006 and 2005.

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

     The Managing General Partner filed a Preliminary Proxy Statement on April 6, 2006 seeking the consent of the Limited Partners to liquidate the assets of the Partnership and dissolve it. Since that time, the Managing General Partner has determined not to seek dissolution at the present. This decision was based on market conditions and other factors. Instead, the Managing General Partner has filed an Amended Preliminary Proxy Statement with a single proposal seeking the consent of the Limited Partners to an amendment of the Partnership Agreement to allow the Managing General Partner to be eligible to be paid an increased disposition fee by the Partnership, on the same basis as unaffiliated third parties, as compensation for its efforts in marketing and selling Apartment Complexes. Although the originally proposed Partnership liquidation recommendation is not being pursued at present, the Partnership may still seek to dispose of its interests in certain Apartment Complexes. The purpose of the proposed Disposition Fee described in the Amended Preliminary Proxy Statement is to provide the Managing General Partner with an additional economic incentive to seek to market and sell the Apartment Complexes or the Partnership's interests therein. Limited Partners are urged to review the Definitive Proxy Statement - expected to be mailed sometime in August - carefully before voting.

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


Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by the U.S. Department of Housing and Urban Development (HUD) (the state housing agencies, RECD and HUD, collectively, the Agencies). Currently, these Section 8 HAP contracts expire from 2006 through 2023, and the Managing General Partner believes that, at expiration, the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgages and/or regulatory agreements to disallow prepayment of the mortgages or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships.

     Sundance Apartments Associates (Sundance Apartments) has a Section 8 HAP contract which expires November 6, 2006. The Section 8 HAP contract covers all of the apartment units in Sundance Apartments. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a six-month period at its expiration.

     New Sharon Woods has a Section 8 HAP contract which expires November 30, 2006. The Section 8 HAP contract covers all of the apartment units in New Sharon Woods. In connection with renewals of the HAP Contract under current law and policy, HUD has determined that the amount of rental assistance payments will be based on market rental instead of above market rentals (as may be the case under existing HAP Contracts). The payments under the renewed HAP Contracts may provide sufficient cash flow to permit owners of these properties to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA"). To address the reduction in payments under HAP Contracts as a result of this new policy, HUD provides for the restructuring of mortgage loans insured by the FHA. An FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. It is anticipated that on or prior to the expiration of the Section 8 HAP contract, New Sharon Woods will enter into a mortgage restructuring with HUD and renew the
Section 8 HAP contract at rents that may provide lower rental assistance payments than those provided for in the existing Section 8 HAP contract.

     In addition, the Managing General Partner is currently negotiating with the Local General Partner of New Sharon Woods to sell the interest the Partnership holds in the Local Partnership to an affiliate of the Local General Partner for the sum of $600,000 before the end of 2006. There can be no assurance that a contract will be agreed to, nor that the transaction will be consummated.

     As of June 30, 2006, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next twelve months was $0.

     Sales of properties with state agency or RECD financing will be extremely difficult. Since the Agencies are unlikely to allow mortgage prepayment and/or sale for a conversion to market rate housing, prospective buyers are generally limited to tax credit buyers or not-for-profit organizations.

     The Partnership's basis in Frederick Heights Limited Partnership, along with acquisition fees and property purchase costs which had been reclassified to investment in partnership held for sale were returned to their operating accounts status as the Partnership is no longer negotiating the sale of the property.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,176,325 as of June 30, 2006, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 9, 2006, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2006, existing cash resources and the receipt of distributions from Local Partnerships were adequate to support operating cash requirements. Cash and cash equivalents decreased $236,365 during the six month period ended June 30, 2006, primarily due to operating expenses paid in cash.

     On March 20, 2006, the Partnership made a cash distribution of $1,435,326 ($58 per Unit) to the Limited Partners who are holders of record as of March 1, 2006. The distribution consisted of proceeds received from the sale of the property owned by Lihue Gardens.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss for the three month period ended June 30, 2006, compared to net income in the corresponding period in 2005, primarily due to a decrease in share of income from partnerships and increases in general and administrative expenses and professional fees, partially offset by an increase in interest revenue. Share of income from partnerships decreased primarily due to higher operating expenses at three properties, higher depreciation at one property and lower other income at one property. General and administrative expenses increased primarily due to higher reimbursed payroll costs. Professional fees increased due to higher legal costs related to the proxy and higher audit costs in 2006. Interest revenue increased due to higher rates in 2006.

     The Partnership's net income for the six month period ended June 30, 2006 decreased from the corresponding period in 2005, primarily due to a decrease in share of income from partnerships, and increases in general and administrative expenses and professional fees, partially offset by an increase in interest revenue, all as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2006, did not include losses of $41,748 and $83,495, respectively, compared to excluded losses of $66,759 and $133,520 for the three and six month periods ended June 30, 2005.

     No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2006.

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures


     In July 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the July 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2006, but not reported, whether or not otherwise required by this Form 10-QSB at June 30, 2006.

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

Part II. OTHER INFORMATION
Item 6. Exhibits


Exhibit No.     Description
----------      -----------

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



August 9, 2006                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer,
                                              and Principal Accounting Officer