Form 10QSB/A
period 2006-06-30
CAPITAL REALTY INVESTORS LTD
filed 2006-08-10
CIK 354521

--------------------------------------------------------------------------------


                          U. S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                               ------------------



                                   FORM 10-QSB/A


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

                              INDEX TO FORM 10-QSB/A

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

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-QSB/A. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2005.

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

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                                 For the six months ended
                                                                         June 30,
                                               ----------------------------------------------------------
                                                          2006                            2005
                                               -------------------------        -------------------------
                                                 Equity                           Equity
                                                 Method        Suspended          Method        Suspended
                                               ----------      ----------       ----------      ----------
     Number of Local Partnerships                   6              7                8               6
                                                    =              =                =               =

     Revenue:
       Rental                                  $4,833,266      $2,788,236       $5,363,897      $2,394,614
       Other                                      117,781          94,528          127,723          76,636
                                               ----------      ----------       ----------      ----------
         Total revenue                          4,951,047       2,882,764        5,491,620       2,471,250
                                               ----------      ----------       ----------      ----------

     Expenses:
       Operating                                2,628,343       1,663,128        2,666,007       1,498,460
       Interest                                 1,172,357         734,204        1,407,290         663,463
       Depreciation and amortization              824,726         439,390          856,547         455,560
                                               ----------      ----------       ----------      ----------
         Total expenses                         4,625,426       2,836,722        4,929,844       2,617,483
                                               ----------      ----------       ----------      ----------

     Net income (loss)                         $  325,621      $   46,042       $  561,776      $ (146,233)
                                               ==========      ==========       ==========      ==========

     Cash distributions                        $       --      $   38,671       $  370,536      $   40,532
                                               ==========      ==========       ==========      ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                         $       --      $       --       $  354,711      $       --
                                               ==========      ==========       ==========      ==========

     Cash distributions recorded
       as income                               $       --      $   38,671       $       --      $   40,532

     Partnership's share of Local
       Partnership net income                     319,108              --          552,811              --
                                               --------------------------       --------------------------

     Share of income from partnerships                  $357,779                          $593,343
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


Part II. OTHER INFORMATION
Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2006, but not reported, whether or not otherwise required by this Form 10-QSB/A at June 30, 2006.

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