Form 10QSB
period 2006-09-30
CAPITAL REALTY INVESTORS LTD
filed 2006-11-14
CIK 354521

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

                For the quarterly period ended September 30, 2006


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

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006


                                                                         Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2006 and December 31, 2005..................... 1

         Statements of Operations and Accumulated Losses
           - for the three and nine months ended
             September 30, 2006 and 2005.................................. 2

         Statements of Cash Flows
           - for the nine months ended September 30, 2006 and 2005........ 3

         Notes to Financial Statements
           - September 30, 2006 and 2005.................................. 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 10

Item 3.  Controls and Procedures.......................................... 13


Part II - OTHER INFORMATION

Item 5.  Other Information................................................  13

Item 6.  Exhibits.........................................................  14

Signature.................................................................  15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                      September 30,    December 31,
                                                                                          2006            2005
                                                                                      -------------   ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  5,848,162    $  4,676,797
Investment in partnership held for sale ...........................................         12,761         548,495
Cash and cash equivalents .........................................................      1,059,273       1,412,690
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $339,660 and $276,396, respectively ..........        224,344         199,745
Property purchase costs,
  net of accumulated amortization of $95,976 and $84,989, respectively ............         62,458          60,168
Sale proceeds due to the Partnership ..............................................           --         1,524,292
Other assets ......................................................................          4,461             245
                                                                                      ------------    ------------

      Total assets ................................................................   $  7,211,459    $  8,422,432
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     88,851    $    212,559
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (5,607,791)     (4,172,465)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................     (9,431,080)     (9,779,141)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      7,122,608       8,209,873
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  7,211,459    $  8,422,432
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                 For the three months ended     For the nine months ended
                                                       September 30,                   September 30,
                                                ----------------------------    ----------------------------
                                                    2006            2005            2006            2005
                                                ------------    ------------    ------------    ------------
Share of income from partnerships ...........   $    357,285    $    324,568    $    715,064    $    917,911
                                                ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest ................................         13,742          11,565          43,117          26,889
                                                ------------    ------------    ------------    ------------

  Expenses:
    General and administrative ..............         72,651          52,616         229,328         159,842
    Professional fees .......................         31,838          23,376          95,513          70,126
    Management fee ..........................         23,802          23,802          71,406          71,406
    Amortization of deferred costs ..........          4,996           4,718          13,873          14,154
                                                ------------    ------------    ------------    ------------

                                                     133,287         104,512         410,120         315,528
                                                ------------    ------------    ------------    ------------

      Total other revenue and expenses ......       (119,545)        (92,947)       (367,003)       (288,639)
                                                ------------    ------------    ------------    ------------

Net income ..................................        237,740         231,621         348,061         629,272

Accumulated losses, beginning of period .....     (9,668,820)    (11,432,774)     (9,779,141)    (11,830,425)
                                                ------------    ------------    ------------    ------------

Accumulated losses, end of period ...........   $ (9,431,080)   $(11,201,153)   $ (9,431,080    $(11,201,153)
                                                ============    ============    ============    ============



Net income allocated to
  General Partners (3%) .....................   $      7,132    $      6,949    $     10,442    $     18,878
                                                ============    ============    ============    ============


Net income allocated to
  Limited Partners (97%) ....................   $    230,608    $    224,672    $    337,619    $    610,394
                                                ============    ============    ============    ============


Net income per unit of Limited Partner
  Interest, based on 24,747 units outstanding   $       9.32    $       9.08    $      13.64    $      24.67
                                                ============    ============    ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                  ---------------------------
                                                                                      2006           2005
                                                                                  -----------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $   348,061    $   629,272

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (715,064)      (917,911)
    Amortization of deferred costs ............................................        13,873         14,154

    Changes in assets and liabilities:
      Increase in other assets ................................................        (4,216)           (87)
      Decrease in accounts payable and accrued expenses .......................       (37,708)       (20,212)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (395,054)      (294,784)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        38,671        438,505
  Collection of sale proceeds due to the Partnership ..........................     1,524,292           --
  Disposition fee paid to a related party .....................................       (86,000)          --
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................     1,476,963        438,505
                                                                                  -----------    -----------

Cash flows from financing activities:
  Distribution to Limited Partners ............................................    (1,435,326)          --
                                                                                  -----------    -----------

Net (decrease) increase in cash and cash equivalents ..........................      (353,417)       143,721

Cash and cash equivalents, beginning of period ................................     1,412,690      1,339,818
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 1,059,273    $ 1,483,539
                                                                                  ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of September 30, 2006, and the results of its operations for the three and nine month periods ended September 30, 2006 and 2005, and its cash flows for the nine month periods ended September 30, 2006 and 2005. The results of operations for the interim periods ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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

     On August 18, 2006, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to Limited Partners to solicit consents for approval of an amendment of the Partnership's Limited Partnership Agreement to permit the Managing General Partner, CRI, to be eligible to receive an increased property disposition fee from the Partnership on the same basis as such fees could be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests, to the extent that CRI markets and sells the Partnership's assets instead of such persons (a "Disposition Fee").

     The record date for voting was August 1, 2006, and the final voting deadline was October 17, 2006. The Managing General Partner has received consent from a majority of Limited Partners for the increased Disposition Fee. A tabulation of votes received by the voting deadline follows.

            FOR                        AGAINST                    ABSTAIN                      TOTAL
     -------------------          -------------------        --------------------         -------------------
     Units of                     Units of                   Units of                     Units of
     limited                      limited                    limited                      limited
     partner                      partner                    partner                      partner
     interest    Percent          interest    Percent        interest     Percent         interest    Percent
     --------    -------          --------    -------        --------     -------         --------    -------
      12,856     51.95%            2,914      11.77%           375         1.52%           16,145     65.24%



2.   NEW ACCOUNTING PRONOUNCEMENT

     In September  2006, the Securities and Exchange  Commission  ("SEC") issued
Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires quantification of errors using both a balance sheet approach and an income statement approach in the determination of materiality in relation to a misstatement. SAB No. 108 is effective the first fiscal year ending after November 15, 2006. Management believes SAB No. 108 will not have any impact on the Partnership.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS

a.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold. Cash proceeds received by the
Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity can be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of November 14, 2006, no payments of principal or interest have been received on this purchase money note. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at September 30, 2006 and December 31, 2005, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk. The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

                                New Sharon Woods
                                ----------------

     The Managing General Partner is currently negotiating with the Local General Partner of New Sharon Woods Associates (New Sharon Woods) to sell the interest the Partnership holds in the Local Partnership.

                               Sundance Apartments
                               -------------------

     On September 28, 2006, a contract for the sale of the Partnership's interest in Sundance Apartments Associates (Sundance Apartments) was signed. Due to the possible sale of the Partnership's interest in Sundance Apartments, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $12,761 as of September 30, 2006, has been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet at that date. There is no assurance that a sale of the Partnership's interest in Sundance Apartments will occur.

b.   Summarized financial information
     --------------------------------

     Combined statements of operations for the thirteen and fourteen Local Partnerships in which the Partnership was invested as of September 30, 2006 and 2005, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of Local Partnership net income.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the three months ended
                                                                       September 30,
                                               -----------------------------------------------------------
                                                          2006                              2005
                                               -------------------------         -------------------------
                                                 Equity                           Equity
                                                 Method        Suspended          Method        Suspended
                                               ----------      ---------        ----------      ----------
     Number of Local Partnerships                   6              7                8               6
                                                    =              =                =               =

     Revenue:
       Rental                                  $2,470,751      $1,395,825       $2,665,838      $1,197,307
       Other                                       68,009          46,420          109,963          38,318
                                               ----------      ----------       ----------      ----------

         Total revenue                          2,538,760       1,442,245        2,775,801       1,235,625
                                               ----------      ----------       ----------      ----------

     Expenses:
       Operating                                1,175,630         846,272        1,308,398         749,230
       Interest                                   586,179         367,102          703,645         331,732
       Depreciation and amortization              412,363         219,695          428,273         227,780
                                               ----------      ----------       ----------      ----------

         Total expenses                         2,174,172       1,433,069        2,440,316       1,308,742
                                               ----------      ----------       ----------      ----------

     Net income (loss)                         $  364,588      $    9,176       $  335,485      $  (73,117)
                                               ==========      ==========       ==========      ==========

     Cash distributions                        $       --      $       --       $   27,437      $       --
                                               ==========      ==========       ==========      ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                         $       --      $       --       $   27,437      $       --
                                               ==========      ==========       ==========      ==========

     Partnership's share of Local
       Partnership net income                     357,285              --          324,568              --
                                               --------------------------       --------------------------

     Share of income from partnerships                  $357,285                        $324,568
                                                        ========                        ========

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued


                                                                For the nine months ended
                                                                       September 30,
                                               ----------------------------------------------------------
                                                          2006                             2005
                                               -------------------------        -------------------------
                                                 Equity                           Equity
                                                 Method        Suspended          Method        Suspended
                                               ----------      ---------        ----------      ---------
     Number of Local Partnerships                   6              7                8               6
                                                    =              =                =               =

     Revenue:
       Rental                                  $7,304,017      $4,184,061       $8,029,735      $3,591,920
       Other                                      185,790         140,948          237,686         114,953
                                               ----------      ----------       ----------      ----------

         Total revenue                          7,489,807       4,325,009        8,267,421       3,706,873
                                               ----------      ----------       ----------      ----------

     Expenses:
       Operating                                3,803,973       2,509,400        3,974,404       2,247,691
       Interest                                 1,758,536       1,101,305        2,110,934         995,195
       Depreciation and amortization            1,237,088         659,084        1,284,820         683,340
                                               ----------      ----------       ----------      ----------

         Total expenses                         6,799,597       4,269,789        7,370,158       3,926,226
                                               ----------      ----------       ----------      ----------

     Net income (loss)                         $  690,210      $   55,220       $  897,263      $ (219,353)
                                               ==========      ==========       ==========      ==========

     Cash distributions                        $       --      $   38,671       $  438,505      $   40,532
                                               ==========      ==========       ==========      ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                         $       --      $       --       $  438,505      $       --
                                               ==========      ==========       ==========      ==========

     Cash distributions recorded
       as income                               $       --      $   38,671       $       --      $   40,532

     Partnership's share of Local
       Partnership net income                     676,393              --          877,379              --
                                               --------------------------       --------------------------

     Share of income from partnerships                  $715,064                         $917,911
                                                        ========                         ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of September 30, 2006 and 2005, the Partnership's share of cumulative losses to date for seven of the thirteen and six of the fourteen, Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $6,337,119 and $6,702,731, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $73,167 and $190,985 for the three and nine month periods ended September 30, 2006 and $44,397 and $146,315 for the three and nine month periods ended September 30, 2005, respectively, to the Managing General Partner as direct reimbursement of

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS - Continued

expenses  incurred on behalf of the  Partnership.  Such expenses are included in
general  and   administrative   expenses  in  the  accompanying   statements  of
operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended September 30, 2006 and 2005 and $71,406 for each of the nine month periods ended September 20, 2006 and 2005.

     In accordance with the terms of the Partnership Agreement as amended by the recent consent solicitation to increase the Disposition Fee, the Managing General Partner may receive a fee of not more than five percent of the sale price of an interest in a Local Partnership or the property it owns for providing substantial services in connection with such sale on the same basis as such fees would be paid to brokers or other third parties.


5.   CASH DISTRIBUTIONS

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

     On August 18, 2006, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to Limited Partners to solicit consents for approval of an amendment of the Partnership's Limited Partnership Agreement to permit the Managing General Partner, CRI, to be eligible to receive an increased property disposition fee from the Partnership on the same basis as such fees could be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests, to the extent that CRI markets and sells the Partnership's assets instead of such persons (a "Disposition Fee"). As of the voting deadline, October 17, 2006, the holders of 12,856 units of limited partner interest (51.95%) voted "for" such increase.

                          New Accounting Pronouncement
                          ----------------------------

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires quantification of errors using both a balance sheet approach and an income statement approach in the determination of materiality in relation to a misstatement. SAB No. 108 is effective the first fiscal year ending after November 15, 2006. Management believes SAB No. 108 will not have any impact on the Partnership.

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

     Sundance Apartments has a Section 8 HAP contract which expires April 30, 2007. The Section 8 HAP contract covers all of the apartment units in Sundance Apartments. It is anticipated that the Local Partnership will opt out of the contract upon expiration. See Note 2.a. of the notes to financial statements for information concerning a possible sale of the Partnership's interest in Sundance Apartments.

     On  September   28,  2006,   New  Sharon  Woods  entered  into  a  mortgage
restructuring with HUD and renewed the Section 8 HAP contract effective September 1, 2006 for twenty years, subject to annual appropriations. The
Section 8 HAP contract covers all of the apartment units in New Sharon Woods.

     As of September 30, 2006, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next twelve months was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,059,273 as of September 30, 2006, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 14, 2006, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2006, existing cash resources and the receipt of distributions from Local Partnerships were adequate to support operating cash requirements. Cash and cash equivalents decreased $353,417 during the nine month period ended September 30, 2006, primarily due to operating expenses paid in cash.

     On March 20, 2006, the Partnership made a cash distribution of $1,435,326 ($58 per Unit) to the Limited Partners who are holders of record as of March 1, 2006. The distribution consisted of proceeds received from the sale of the property owned by Lihue Gardens.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended September 30, 2006 increased from the corresponding period in 2005, primarily due to increases in share of income from partnerships and interest revenue, partially offset by increases in general and administrative expenses and professional fees. Share of income from partnerships increased primarily due to a decrease in operating expenses at one property. General and administrative expenses increased primarily due to higher reimbursed payroll costs. Professional fees increased to higher legal costs related to the proxy and higher audit costs in 2006.

     The Partnership's net income for the nine month period ended September 30, 2006 decreased from the corresponding period in 2005, primarily due to a decrease in share of income from partnerships and increases in general and administrative expenses and professional fees, partially offset by an increase in interest revenue. Share of income from partnerships decreased primarily due to higher operating expenses at two properties, lower other income at one property and a cash distribution recorded as income and received in 2005, but not in 2006. General and administrative expenses increased due to higher reimbursed payroll costs. Professional fees increased as discussed above. Interest revenue increased due to higher rates in 2006.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2006, did not include losses of $49,716 and $133,211, respectively, compared to excluded losses of $66,760 and $200,280 for the three and nine month periods ended September 30, 2005.

     No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2006.

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures


     In October 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2006, but not reported, whether or not otherwise required by this Form 10-QSB at September 30, 2006.

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



                                  CAPITAL REALTY INVESTORS, LTD.
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner



November 14, 2006                      by:  /s/ H. William Willoughby
-----------------                           ------------------------------------
DATE                                         H. William Willoughby,
                                             Director, President, Secretary,
                                                Principal Financial Officer,
                                                and Principal Accounting Officer