Form 10KSB
period 2006-12-31
CAPITAL REALTY INVESTORS LTD
filed 2007-04-17
CIK 354521

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

                   For the fiscal year ended December 31, 2006


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,261,773.

The units of limited partner interest of the registrant are not traded in any market. Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                         CAPITAL REALTY INVESTORS, LTD.

                        2006 ANNUAL REPORT ON FORM 10-KSB

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


                                     PART II


Item 5.   Market for the Registrant's Partnership Interests
            and Related Partnership Matters .............................. II-1
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................... II-2
Item 7.   Financial Statements............................................ II-5
Item 8.   Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure........................ II-6
Item 8A.  Controls and Procedures......................................... II-6
Item 8B.  Other Information............................................... II-6


                                    PART III


Item 9.   Directors and Executive Officers of the Registrant.............. III-1
Item 10.  Executive Compensation.......................................... III-1
Item 11.  Security Ownership of Certain Beneficial Owners
            and Management................................................ III-2
Item 12.  Certain Relationships and Related Transactions.................. III-3
Item 13.  Exhibits........................................................ III-3
Item 14.  Principal Accountant Fees and Services.......................... III-4

Signatures................................................................ III-5

Report of Independent Registered Public Accounting Firm................... III-6

Financial Statements...................................................... III-7

                                     PART I
                                     ------


ITEM 1. BUSINESS
        --------

     Capital Realty Investors, Ltd. (the Partnership) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981. On December 31, 1981, the Partnership commenced offering 30,000 units of limited partner interest through a public offering which was managed by Merrill Lynch, Pierce, Fenner & Smith, Incorporated. The Partnership closed the offering on December 31, 1982, at which time 24,837 units of limited partner interest had become subscribed. As of December 31, 2006, 90 units of limited partner interest had been abandoned.

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in eighteen Local Partnerships. As of December 31, 2006, the Partnership retained investments in twelve Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

     The record date for voting was August 1, 2006, and the final voting deadline was October 17, 2006. The Managing General Partner has received consent from a majority of Limited Partners for the increased Disposition Fee. A tabulation of votes received by the voting deadline follows.


             FOR                     AGAINST                   ABSTAIN                   TOTAL
     -------------------       -------------------       --------------------      --------------------
     Units of                  Units of                  Units of                  Units of
     limited                   limited                   limited                   limited
     partner                   partner                   partner                   partner
     interest    Percent       interest    Percent       interest     Percent      interest     Percent
     --------    -------       --------    -------       --------     -------      --------     -------
      12,856     51.95%         2,914      11.77%          375         1.52%        16,145      65.24%


     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in eighteen (twelve remaining as of December 31, 2006) Local Partnerships. As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2006, follows.


                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                    IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1)

                                                                                                     Units
                              Mortgage                                                           Authorized for      Expiration
 Name and Location           Payable at        Financed and/or Insured             Number of       Low Income           of
of Apartment Complex        12/31/06 (2)       and/or Subsidized Under            Rental Units     Subsidies        HAP Contract
--------------------        ------------    -----------------------------         ------------   --------------     ------------
Capitol Commons             $ 4,290,846     Michigan State Housing                     200             200          05/31/12
 Lansing, MI                                 Development Authority

Chestnut                      1,535,756     California Housing                          90              90          01/14/13
 Fresno, CA                                  Finance Agency

Court Place                   4,540,474     Illinois Housing                           160             160          01/31/13
 Pekin, IL                                   Development Authority (IHDA)

Frederick Heights             2,345,514     Section 221(d)(4) of the                   156              --             --
 Frederick, MD                               National Housing Act (NHA)

Hillview Terrace              1,968,302     Rural Economic Community                   125              --             --
 Traverse City, MI                           Development (RECD)

Linden Place                  8,334,997     IHDA                                       190             190          08/31/22
 Arlington Heights, IL

New Sharon Woods Apts.        3,538,240     Federal Housing Administration              50              50          09/01/26 (3)
 Deptford, NJ                                (FHA)

Park Glen                     4,749,750     IHDA                                       125             125          08/31/23
 Taylorville, IL

Shallowford Oaks              5,589,531     FHA                                        204              --             --
 Chamblee, GA

Tandem Townhouses               981,870     Pennsylvania Housing                        48              47          11/15/12
 Fairview Borough, PA                        Finance Agency

Warner House                  2,075,938     Section 221(d)(4) of the NHA                60              60          12/31/22 (4)
 Warren, OH

Westwood Village                893,346     Connecticut Housing Finance                 48              48          02/24/12
 New Haven, CT                               Authority
                            -----------                                              -----           -----
Totals (12 Properties)      $40,844,564                                              1,456             970
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


                                   (continued)

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

                                SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS IN WHICH
                                   CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1) - Continued


                                                                                        Average Effective Annual
                                          Units Occupied As                                  Rental Per Unit
                                       Percentage of Total Units                           for the Years Ended
                                          As of December 31,                                   December 31,
 Name and Location              ------------------------------------     -------------------------------------------------------
of Apartment Complex            2006    2005    2004   2003    2002        2006        2005        2004       2003        2002
--------------------            ----    ----    ----   ----    ----      --------    --------    --------   --------    --------
Capitol Commons                  99%      99%     97%   92%     96%      $ 9,831     $ 9,717     $ 9,482    $ 9,112     $ 9,287
 Lansing, MI

Chestnut                         99%      99%     97%   98%     99%        8,094       7,584       7,422      7,534       7,558
 Fresno, CA

Court Place                      99%     100%    100%   99%    100%       13,083      13,086      13,065     12,936      12,856
 Pekin, IL

Frederick Heights                93%      96%     94%   95%     97%        9,696       9,402       9,101      9,306       9,074
 Frederick, MD

Hillview Terrace                100%      99%     99%   98%     99%        4,608       4,334       4,217      3,847       3,890
 Traverse City, MI

Linden Place                    100%     100%    100%  100%    100%       15,948      15,844      15,875     15,847      15,490
 Arlington Heights, IL

New Sharon Woods Apts.           98%      94%     98%   94%     98%       11,680      12,108      12,257     11,674      11,987
 Deptford, NJ

Park Glen                        99%     100%    100%  100%    100%       10,022      10,045       9,933      9,867       9,748
 Taylorville, IL

Shallowford Oaks                 92%      90%     95%   80%     93%        8,166       8,213       7,357      7,960       8,471
 Chamblee, GA

Tandem Townhouses               100%      99%    100%   99%     97%        9,283       9,269       9,231      9,247       9,239
 Fairview Borough, PA

Warner House                    100%      97%     94%  100%    100%        6,694       6,413       6,104      6,273       7,646
 Warren, OH

Westwood Village                 98%     100%     96%   98%     93%       12,918      12,191      11,263     11,452      11,514
 New Haven, CT
                                ---      ---     ---   ---     ---       -------     -------     -------    -------     -------
Totals (12 Properties) (5)       98%      98%     98%   96%     98%      $10,002     $ 9,851     $ 9,609    $ 9,588     $ 9,730
                                ===      ===     ===   ===     ===       =======     =======     =======    =======     =======


     (1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
     (2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2006.
     (3) The mortgage note was restructured in accordance with HUD's Mark-to-Market Program in September 2006. The Section 8 HAP contract was extended through September 1, 2026, subject to annual availability of funding by Congress.
     (4) The mortgage note was restructured in accordance with HUD's Mark-to-Market Program in February 2003. The Section 8 HAP contract was extended through December 31, 2022, subject to the annual availability of funding by Congress.
     (5) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

     On December 30, 2005, the property owned by Lihue Gardens was sold. See the notes to financial statements for additional information concerning the sale.

     On December 20, 2006, the Partnership's interest in Sundance Apartments was
sold.  See  the  notes  to  financial  statements  for  additional   information
concerning the sale.

     On March 30, 2007, Frederick Heights was sold. See the notes to financial statements for additional information concerning the sale.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2006.

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


             FOR                     AGAINST                    ABSTAIN                   TOTAL
     -------------------       -------------------       --------------------      --------------------
     Units of                  Units of                  Units of                  Units of
     limited                   limited                   limited                   limited
     partner                   partner                   partner                   partner
     interest    Percent       interest    Percent       interest     Percent      interest     Percent
     --------    -------       --------    -------       --------     -------      --------     -------
      12,856     51.95%         2,914      11.77%          375         1.52%        16,145      65.24%


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

     (b) As of April 17, 2007, there were approximately 1,312 registered holders of Units in the Partnership.

     (c) On March 20, 2006, the Partnership made a cash distribution of $1,435,326 ($58 per Unit) to the Limited Partners who are holders of record as of March 1, 2006. The distribution consisted of proceeds received from the sale of the property owned by Lihue Gardens.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-KSB at December 31, 2006. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for six Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

                          New Accounting Pronouncements
                          -----------------------------

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

     In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has determined that SFAS No. 157 will have no material impact to the Partnership.

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

     C.R.I., Inc. (the Managing General Partner) continues to evaluate the Partnership's underlying apartment complexes to develop strategies that maximize the benefits to investors. Issues that are at the forefront of the Managing General Partner's strategic planning include: the expiration of Section 8 Housing Assistance Payment (HAP) contracts, the restrictions on properties with state housing agency financing or the U. S. Department of Agriculture's Rural Development agency (RD) financing, the cessation of losses to the Partnership due to the complete depletion of low-income housing accelerated depreciation deductions on the Local Partnerships' properties, and the reduction of mortgage interest deductions as the mortgage loans move closer to maturity.

     New Sharon Woods Associates (New Sharon Woods) entered into a mortgage restructuring with the U.S. Department of Housing and Urban Development (HUD) and renewed the Section 8 HAP contract effective September 1, 2006 for twenty years, subject to annual appropriations. The Section 8 HAP contract covers all of the apartment units in New Sharon Woods.

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and one Local Partnership has a mortgage loan financed by the RD agency. Nine of the Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by HUD (the state housing agencies, RD and HUD, collectively, the "Agencies"). Currently, these Section 8 HAP contracts expire from 2012 through 2026, and the Managing General Partner believes that, at expiration, the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreement to disallow prepayment of the mortgage or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships.

     In connection with renewals of the HAP Contracts under current law and policy, HUD has determined that the amount of rental assistance payments will be based on market rental instead of above market rentals (as may be the case under existing HAP Contracts). The payments under the renewed HAP Contracts may provide sufficient cash flow to permit owners of these properties to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA"). To address the reduction in payments under HAP Contracts as a result of this new policy, HUD provides for the restructuring of mortgage loans insured by the FHA. An FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the borrower of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     Sales of properties with state agency or RD financing will be extremely difficult. Since the Agencies are unlikely to allow mortgage prepayment and/or sale for a conversion to market rate housing, prospective buyers are generally limited to tax credit buyers or not-for-profit organizations.

     As of December 31, 2006, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in 2007 was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2006, the Partnership had approximately 1,330 investors who held a total of 24,747 units of limited partner interest which were originally sold for the aggregate amount of $24,747,000. The Partnership originally made investments in eighteen Local Partnerships, of which twelve remain at December 31, 2006. The Partnership's liquidity, with unrestricted cash resources of $1,441,126 as of December 31, 2006, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of April 17, 2007, there were no material commitments for capital expenditures.

     During 2006 and 2005, the Partnership received cash distributions of $181,590 and $438,505, respectively, from the Local Partnerships.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2006, existing cash resources and the receipt of distributions from Local Partnerships were adequate to support net cash used in operating activities. Cash and cash equivalents increased $28,436 during 2006, primarily due to sale proceeds received from the sale of the Partnership's interest in Sundance Apartments Associates (Sundance Apartment) and the receipt of distributions from partnerships, partially offset by operating expenses paid in cash. For the years ended December 31, 2006 and December 31, 2005, distributions of $181,590 and $438,505, respectively, were received from Local Partnerships. The Partnership expects to receive a similar amount of distributions from these Local Partnerships in future years.

     On March 20, 2006, the Partnership made a cash distribution of $1,435,326 ($58 per Unit) to the Limited Partners who are holders of record as of March 1, 2006. The distribution consisted of proceeds received from the sale of the property owned by Lihue Gardens.

                              Results of Operations
                              ---------------------

2006 versus 2005
----------------

     The Partnership's net income for the year ended December 31, 2006, decreased compared to 2005, primarily due to a decrease in gain on disposition of investment in partnerships and increased general and administrative expenses, partially offset by increases in share of income from partnerships and interest and other revenue. General and administrative expenses increased in 2006 primarily due to higher reimbursed payroll costs and printing cost related to the proxy. Share of income from partnerships increased primarily due to increases in other income at two properties, partially offset by higher operating expenses at one property. Interest revenue increased due to higher rates in 2006.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2006 and 2005, did not include losses of $189,185 and $166,989, respectively. Distributions of $70,984 and $59,701 received from three Local Partnerships during 2006 and 2005, for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     The combined rental revenues of the Partnership's remaining twelve properties for the five years ended December 31, 2006, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2006 and prior years.

                                                         For the years ended December 31,
                             ----------------------------------------------------------------------------------------
                                2006              2005               2004               2003                  2002
                             -----------       -----------        -----------        -----------          -----------
Combined Rental
  Revenue                    $14,876,471       $14,689,819        $14,323,119        $14,324,267          $14,440,507

Annual Percentage
  Increase (decrease)                    1.3%               2.6%               0.0%               (0.8%)



     As a subsequent  event, on March 30, 2007,  Frederick Heights was sold. See
Note 2.c. Property Matters in Part III for further information regarding the sale.


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

                                     PART II
                                     -------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In February 2007, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2007 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

                                     PART II
                                     -------


ITEM 8B. OTHER INFORMATION - Continued
         -----------------


              FOR                     AGAINST                   ABSTAIN                   TOTAL
      -------------------       -------------------       --------------------      --------------------
      Units of                  Units of                  Units of                  Units of
      limited                   limited                   limited                   limited
      partner                   partner                   partner                   partner
      interest    Percent       interest    Percent       interest     Percent      interest     Percent
      --------    -------       --------    -------       --------     -------      --------     -------
       12,856     51.95%         2,914      11.77%          375         1.52%        16,145      65.24%



     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2006, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2006.

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

William B. Dockser, 70, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 60, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at April 17, 2007.

                                                                   % of Total
           Name and Address              Amount and Nature        Units Issued
          of Beneficial Owner         of Beneficial Ownership    and Outstanding
          -------------------         -----------------------    ---------------

          Equity Resource                    5,434 Units              22.0%
            Investment, LLC
          44 Brattle Street
          Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of April 17, 2007, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

                                                                  % of Total
              Name of                    Amount and Nature       Units Issued
          Beneficial Owner            of Beneficial Ownership   and Outstanding
          -----------------           -----------------------   ---------------

          William B. Dockser                   None                  0.0%
          H. William Willoughby                None                  0.0%
          All Directors and Officers
            as a Group (2 persons)             None                  0.0%

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

          c.   Definitive  Proxy   Statement.   (Incorporated  by  reference  to
               Registrant's Definitive Proxy Statement dated August 18, 2006.)


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2006 and 2005, the Partnership retained Grant Thornton LLP to provide services as follows.

                                               Year Ended
                                               December 31,
                                       --------------------------
                                         2006              2005
                                       --------          --------

         Audit fees                    $ 95,744          $ 86,276
         Audit-related fees                  --                --
         Tax fees (1)                    18,375            15,950
         All other fees                      --                --
                                       --------          --------
             Total billed              $114,119          $102,226
                                       ========          ========

     (1)  Preparation of Partnership federal and state tax returns.

     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2006 and 2005, which services it was determined did not compromise Grant Thornton LLP's independence.



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



April 17, 2007                         by:  /s/ William B. Dockser
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


April 17, 2007                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Account Officer




                                      III-5

Report of Independent Registered Public Accounting Firm


The Partners
Capital Realty Investors, Ltd.


We have audited the accompanying balance sheets of Capital Realty Investors, Ltd (a District of Columbia limited partnership) (the Partnership) as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $781,341 and $1,034,682 of income in 2006 and 2005, respectively, included in the Partnership's 2006 and 2005 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd, as of December 31, 2006 and 2005, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                        Grant Thornton LLP

McLean, Virginia
April 17, 2007



                                      III-6

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2006            2005
                                                                                      ------------    ------------
Investments in and advances to partnerships .......................................   $  5,681,300    $  4,676,797
Investment in partnerships held for sale ..........................................        567,107         548,495
Cash and cash equivalents .........................................................      1,441,126       1,412,690
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $264,572 and $276,396, respectively ..........        171,204         199,745
Property purchase costs,
  net of accumulated amortization of $80,394 and $84,989, respectively ............         51,435          60,168
Sale proceeds due to the Partnership ..............................................           --         1,524,292
Other assets ......................................................................          7,193             245
                                                                                      ------------    ------------

      Total assets ................................................................   $  7,919,365    $  8,422,432
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $    248,085    $    212,559
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (5,607,791)     (4,172,465)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................     (8,882,408)     (9,779,141)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      7,671,280       8,209,873
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  7,919,365    $  8,422,432
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-7

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                                                                     For the years ended
                                                                         December 31,
                                                                  --------------------------
                                                                      2006           2005
                                                                  -----------    -----------
Share of income from partnerships .............................   $ 1,198,860    $ 1,117,394
                                                                  -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest and other ........................................        62,913         39,874
                                                                  -----------    -----------

  Expenses:
    General and administrative ................................       323,881        216,688
    Professional fees .........................................       132,820        131,949
    Management fee ............................................        95,208         95,208
    Amortization of deferred costs ............................        18,668         18,872
                                                                  -----------    -----------

                                                                      570,577        462,717
                                                                  -----------    -----------

      Total other revenue and expenses ........................      (507,664)      (422,843)
                                                                  -----------    -----------

Income before gain on disposition of investment in partnerships       691,196        694,551
                                                                  -----------    -----------

Gain on disposition of investment in partnerships, net of
  disposition fee .............................................       205,537      1,356,733
                                                                  -----------    -----------

Net income ....................................................   $   896,733    $ 2,051,284
                                                                  ===========    ===========

Net income allocated to General Partners (3%) .................   $    26,902    $    61,539
                                                                  ===========    ===========

Net income allocated to Limited Partners (97%) ................   $   869,831    $ 1,989,745
                                                                  ===========    ===========

Net income per unit of Limited Partner Interest,
  based on 24,747 units outstanding ...........................   $     35.15    $     80.40
                                                                  ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-8

                         CAPITAL REALTY INVESTORS, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL


                                                        General            Limited
                                                        Partners           Partners             Total
                                                       ----------        -----------         -----------
Partners' (deficit) capital, January 1, 2005           $(413,818)        $ 6,572,407         $ 6,158,589

  Net income                                              61,539           1,989,745           2,051,284
                                                       ---------         -----------         -----------

Partners' (deficit) capital, December 31, 2005          (352,279)          8,562,152           8,209,873

  Net income                                              26,902             869,831             896,733

  Distribution of $58.00 per Unit
    of Limited Partner Interest                               --          (1,435,326)         (1,435,326)
                                                       ---------         -----------         -----------

Partners' (deficit) capital, December 31, 2006         $(325,377)        $ 7,996,657         $ 7,671,280
                                                       =========         ===========         ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-9

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                                                                     For the years ended
                                                                                         December 31,
                                                                                  --------------------------
                                                                                     2006           2005
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $   896,733    $ 2,051,284

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................    (1,198,860)    (1,117,394)
    Amortization of deferred costs ............................................        18,668         18,872
    Gain on disposition of investment in partnership, net of
      disposition fee .........................................................      (205,537)    (1,356,733)

    Changes in assets and liabilities:
      Increase in other assets ................................................        (6,948)          (197)
      Increase in accounts payable and accrued expenses .......................       121,526         38,535
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (374,418)      (365,633)
                                                                                  -----------    -----------


Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................       181,590        438,505
  Proceeds from disposition of investment in partnerships .....................       218,298           --
  Collection of sale proceeds due to the Partnership ..........................     1,524,292           --
  Disposition fee paid to a related party .....................................       (86,000)          --
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................     1,838,180        438,505
                                                                                  -----------    -----------


Cash flows from financing activities:
  Distributions to Limited Partners ...........................................    (1,435,326)          --
                                                                                  -----------    -----------


Net increase in cash and cash equivalents .....................................        28,436         72,872

Cash and cash equivalents, beginning of year ..................................     1,412,690      1,339,818
                                                                                  -----------    -----------

Cash and cash equivalents, end of year ........................................   $ 1,441,126    $ 1,412,690
                                                                                  ===========    ===========



Supplemental disclosure of cash flow information:
  Non-cash activity:
    Proceeds from 2005 disposition of investment in partnership,
      collected in 2006 .......................................................                  $ 1,524,292
                                                                                                 ===========

    Disposition fee due to related party,
      accrued in 2005, paid in 2006` ..........................................                  $    86,000
                                                                                                 ===========

    Disposition fee due to related party,
      accrued in 2006, paid in 2007 ...........................................   $   120,000
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

                                     III-10

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors, Ltd. (the Partnership) was formed under the District of Columbia Limited Partnership Act on June 1, 1981, and shall continue until December 31, 2030, unless sooner dissolved in accordance with the terms of the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted properties or properties which provide housing principally to the elderly or to individuals and families of low or moderate income, or conventionally financed apartment properties, located throughout the United States.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, current and former shareholders of CRI, and Rockville Pike Associates, Ltd., a Maryland limited partnership which includes the shareholders of CRI and certain former officers and employees of CRI.

          The Partnership sold 24,837 units at $1,000 per unit of limited partner interest through a public offering. The offering period was terminated on December 31, 1982. As of December 31, 2006, 90 units of limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2006 and 2005, the Partnership's share of cumulative losses of six and seven of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $6,083,444 and $6,405,792, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. Distributions of $70,984 and $59,701 received from three Local Partnerships during 2006 and 2005, for which the Partnership's carrying value is zero (equity method suspended) were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     d.   Investment in partnerships held for sale
          ----------------------------------------

          Due to the possible sale of the Partnership's interest in New Sharon Woods Associates (New Sharon Woods), as further discussed in Note 2.c., the Partnership's investment in New Sharon Woods was reclassified to investment in partnerships held for sale in the accompanying balance sheet at December 31, 2006. Due to the possible sale of the property related to Frederick Heights Limited Partnership (Frederick Heights), as further discussed in
     Note  2.c.,  the   Partnership's   investment  in  Frederick   Heights  was
     reclassified to investment in partnerships held for sale in the accompanying balance sheets at December 31, 2006 and December 31, 2005. When investments are reclassified to investment in partnerships held for sale, amortization of acquisition fees and property purchase costs are discontinued. Assets held for sale are not recorded in excess of their estimated net realized value.

     e.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits, and repurchase agreements with original maturities of three months or less. Interest income is recognized as earned.

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

     i.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2006, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

                                     III-12

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

          The balance sheet carrying amounts for cash and cash equivalents approximate estimated fair values of such assets.

     j.   New accounting pronouncements
          -----------------------------

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

          In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has determined that SFAS No. 157 will have no material impact to the Partnership.

     k.   Proxy Statement
          ---------------

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



     l.   Allocation of net income (loss)
          -------------------------------

          Net income (loss) is allocated based on respective partnership interest or units outstanding. The Partnership has no dilutive interests.

                                     III-13

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has a 74.99% to 98.98% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2006 and 2005, the Partnership received cash distributions from rental operations of the Local Partnerships of $181,590 and $438,505, respectively. As of December 31, 2006 and 2005, nine of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $1,581,299 and $510,032, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

     b.   Advance to Local Partnership
          ----------------------------

          As of both December 31, 2006 and 2005, the Partnership had advanced funds, including accrued interest, totaling $290,896 to Shallowford Oaks. For financial reporting purposes, this loan has been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

     c.   Property matters
          ----------------

                                  Baltic Plaza
                                  -------------

          On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold. Cash proceeds received by the Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be


                                     III-14

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of April 17, 2007, no payments of principal or interest have been received on this purchase money note. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at December 31, 2006 and 2005, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk. The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

                                Frederick Heights
                                -----------------

          On March 30, 2007, Frederick Heights was sold. The sale will result in net gain on disposition of investment in partnerships of $6,617,971 for financial statement purposes in 2007 and in total gain of approximately $9.1 million for federal tax purposes.

          The Partnership's basis in Frederick Heights, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $548,495 at December 31, 2005, was reflected as investment in partnerships held for sale at that date. Effective June 30, 2006, the Partnership's basis in Frederick Heights, along with associated acquisition fees and property purchase costs was reclassified to their operating accounts status. Due to the sale of Frederick Heights in March 2007, the Partnership's basis, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $557,915 at December 31, 2006, was reclassified to investment in partnerships held for sale at that date.

                                New Sharon Woods
                                ----------------

          On December 31, 2006, a contract for the sale of the Partnership's interest in New Sharon Woods was signed. Due to the possible sale of the Partnership's interest in New Sharon Woods, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees, which totaled $9,192 as of December 31, 2006, has been reclassified to investment in partnerships held for sale in the accompanying balance sheet at that date. The sale is scheduled to close during the fourth quarter of 2007. There is no assurance that a sale of the Partnership's interest will occur.

     d.   Completed sales
          ---------------

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

                                                      III-15

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                               Sundance Apartments
                               -------------------

          On December 20, 2006, the Partnership's interest in Sundance Apartments was sold. Gross cash sale proceeds received by the Partnership totaled $338,298. The sale resulted in net gain on disposition of investment in partnerships of $205,537 for financial statement purposes and in total gain of $1,701,792 for federal tax purposes. In accordance with the terms of the Partnership Agreement, in January 2007, the Managing General Partner was paid a disposition fee of $120,000 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2006. The Partnership may receive a cash distribution in 2007. There is no assurance that the cash distribution will be received.

     e.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the twelve Local Partnerships in which the Partnership is invested as of December 31, 2006, follow. The information is presented separately for six Local Partnerships which have investment basis (equity method), and for six Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).


                             COMBINED BALANCE SHEETS
                                December 31, 2006

                                                    Equity
                                                    Method           Suspended            Total
                                                 -----------        ------------       ------------
     Number of Local Partnerships                     6                 6                   12
                                                      =                 =                   ==

     Rental property, at cost, net of
       accumulated depreciation of
       $32,541,364, $22,294,41, and
       $54,835,775, respectively                 $10,112,838        $  4,941,510       $ 15,054,348
     Land                                          2,333,759           1,337,981          3,671,740
     Other assets                                 12,282,261           4,221,373         16,503,634
                                                 -----------        ------------       ------------

         Total assets                            $24,728,858        $ 10,500,864       $ 35,229,722
                                                 ===========        ============       ============


     Mortgage notes payable                      $22,029,457        $ 18,815,107       $ 40,844,564
     Other liabilities                             1,268,024           1,967,516          3,235,540
     Due to general partners                         340,492             657,072            997,564
                                                 -----------        ------------       ------------

         Total liabilities                        23,637,973          21,439,695         45,077,668

     Partners' capital (deficit)                   1,090,885         (10,938,831)        (9,847,946)
                                                 -----------        ------------       ------------

         Total liabilities and partners'
           capital (deficit)                     $24,728,858        $ 10,500,864       $ 35,229,722
                                                 ===========        ============       ============


                                     III-16

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2006

                                                    Equity
                                                    Method           Suspended            Total
                                                 -----------        -----------        -----------
     Number of Local Partnerships                     6                 6                   12
                                                      =                 =                   ==

     Revenue:
       Rental                                    $ 9,776,300        $ 5,100,171        $14,876,471
       Other                                         739,918            467,937          1,207,855
                                                 -----------        -----------        -----------

         Total revenue                            10,516,218          5,568,108         16,084,326
                                                 -----------        -----------        -----------

     Expenses:
       Operating                                   5,340,398          2,901,132          8,241,530
       Interest                                    2,209,834          1,519,747          3,729,581
       Depreciation and amortization               1,815,070            838,571          2,653,641
                                                 -----------        -----------        -----------

         Total expenses                            9,365,302          5,259,450         14,624,752
                                                 -----------        -----------        -----------

     Net income                                  $ 1,150,916        $   308,658        $ 1,459,574
                                                 ===========        ===========        ===========

     Cash distributions                          $   110,606        $    70,984 (1)    $   181,590
                                                 ===========        ===========        ===========

     Cash distributions recorded as reduction
       of investments in partnerships            $   110,606        $        --        $   110,606
                                                 ===========        ===========        ===========

     Cash distributions recorded as income       $        --        $    70,984 (1)    $    70,984

     Partnership's share of Local Partnership
       net income                                $ 1,127,876        $        --        $ 1,127,876
                                                 -----------        -----------        -----------

     Share of income from partnerships           $ 1,127,876        $    70,984 (1)    $ 1,198,860
                                                 ===========        ===========        ===========

     (1)  Includes Sundance Apartments sold in December 2006.

                                     III-17

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Combined balance sheets and combined statements of operations for the thirteen Local Partnerships in which the Partnership was invested as of December 31, 2005, follow. The information is presented separately for six Local Partnerships which have investment basis (equity method), and for seven Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

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

     e.   Reconciliation of the Local Partnerships' financial
          ---------------------------------------------------
            statement net income to taxable income
            --------------------------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (i) certain revenue and the related assets are recorded when received rather than when earned; (ii) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (iii) a shorter life is used to compute depreciation on the
     property  as  permitted  by  Internal   Revenue  Code  and  the  underlying
     regulations. These returns are subject to examination and, therefore, possible adjustment by the IRS.

                                     III-19

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income follows.

                                                       For the years ended
                                                           December 31,
                                                    ---------------------------
                                                       2006             2005
                                                    ----------       ----------

          Financial statement net income            $1,459,574       $1,198,242

          Differences between financial statement
            and tax depreciation, amortization,
            and miscellaneous differences            1,308,319        1,678,069
                                                    ----------       ----------

          Taxable income                            $2,767,893       $2,876,311
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2006 and 2005, the Partnership paid $255,873 and $190,152, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

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

For each of the years ended December 31, 2006 and 2005, the Partnership paid the Managing General Partner a Management Fee of $95,208.

                                     III-20

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS - Continued

     Pursuant to approval of the Partnership's Consent Solicitation Statement on October 17, 2006, the Managing General Partner may receive an increased property disposition fee from the Partnership on the same basis as such fees could be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests to the extent that CRI markets and sells the Partnership's assets instead of such persons. In accordance with the terms of the Partnership Agreement, in March 2006 the Managing General Partner was paid a disposition fee of $86,000 related to the sale of Lihue Gardens in December 2005, which was accrued and netted against the related gain on disposition of investment in partnership at December 31, 2005. In accordance with the terms of the Partnership Agreement, in January 2007 the Managing General Partner was paid a disposition fee of $120,000 related to the sale of Sundance Apartments in December 2006, which was accrued and netted against the related gain on disposition of investment in partnership at December 31, 2006.


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


                                     III-21

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

     In accordance with the terms of the Partnership Agreement, in March 2006 the Managing General Partner was paid a disposition fee of $86,000 related to the sale of Lihue Gardens in December 2005, which was accrued and netted against the related gain on disposition of investment in partnership at December 31, 2005. In accordance with the terms of the Partnership Agreement, in January 2007 the Managing General Partner was paid a disposition fee of $120,000 related to the sale of Sundance Apartments in December 2006, which was accrued and netted against the related gain on disposition of investment in partnership at December 31, 2006.

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

     As defined in the Partnership Agreement, after the payment of the distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2006 and 2005. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE INCOME

     For federal income tax purposes, the Partnership reports on a basis whereby: (i) certain expenses are amortized rather than expensed when incurred;
(ii) certain costs are amortized over a shorter period for tax purposes, as permitted by the Internal Revenue Code and underlying regulations, and (iii) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of income or losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.e.), including losses in excess of related investment amounts. These returns are subject to examination and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net income to taxable income follows.

                                                                            For the years ended
                                                                                 December 31,
                                                                        -----------------------------
                                                                           2006               2005
                                                                        ----------         ----------
Financial statement net income                                          $  896,733         $2,051,284

Adjustments:
  Differences between financial statement net income
    and taxable income related to the Partnership's equity
    in the Local Partnerships' income or losses                          1,705,568          1,808,055

  Difference between financial statement gain (loss)
    and tax gain (loss) from the sale or transfer properties             1,496,255          1,422,763

  Costs amortized over a shorter period for income tax purposes             18,667             18,872
                                                                        ----------         ----------

Taxable income                                                          $4,117,223         $5,300,974
                                                                        ==========         ==========

                                     III-22

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE INCOME - Continued

Cash concentration risk
-----------------------

     Financial instruments that potentially subject the Fund to concentrations of credit risk consist primarily of cash. The corporation maintains two cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2006, the uninsured portion of the cash balances was $1,419,366.


6.   SUBSEQUENT EVENT
     ----------------

     On March 30, 2007, Frederick Heights was sold. See Note 2.c. Property Matters in Part III for further information regarding the sale.

                                      # # #

                                     III-23

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors, Ltd. has invested.