Form 10QSB
period 2007-03-31
CAPITAL REALTY INVESTORS LTD
filed 2007-05-09
CIK 354521

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

                  For the quarterly period ended March 31, 2007


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

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2007




                                                                          Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2007 and December 31, 2006........................  1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2007 and 2006..........  2

         Statements of Cash Flows
           - for the three months ended March 31, 2007 and 2006..........  3

         Notes to Financial Statements
           - March 31, 2007 and 2006.....................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  9

Item 3.  Controls and Procedures......................................... 12


Part II - OTHER INFORMATION

Item 5.  Other Information............................................... 12

Item 6.  Exhibits........................................................ 13

Signature................................................................ 14

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        March 31,      December 31,
                                                                                          2007            2006
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  5,959,342    $  5,681,300
Investment in partnerships held for sale ..........................................          9,192         567,107
Cash and cash equivalents .........................................................      8,775,340       1,441,126
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $267,296 and $264,572, respectively ..........        168,480         171,204
Property purchase costs,
  net of accumulated amortization of $81,216 and $80,394, respectively ............         50,613          51,435
Sale proceeds due to the Partnership ..............................................        219,403            --
Other assets ......................................................................          7,109           7,193
                                                                                      ------------    ------------

      Total assets ................................................................   $ 15,189,479    $  7,919,365
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $    764,770    $    248,085
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................     (5,607,792)     (5,607,791)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated losses ............................................................     (2,128,978)     (8,882,408)
                                                                                      ------------    ------------

      Total partners' capital .....................................................     14,424,709       7,671,280
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $ 15,189,479    $  7,919,365
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                   For the three months ended
                                                                            March 31,
                                                                  ---------------------------
                                                                       2007          2006
                                                                  ------------   ------------
Share of income from partnerships .............................   $   278,042    $   293,777
                                                                  -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest ..................................................        18,049         16,053
                                                                  -----------    -----------


  Expenses:
    General and administrative ................................       105,065         58,973
    Professional fees .........................................        28,219         31,838
    Management fee ............................................        23,802         23,802
    Amortization of deferred costs ............................         3,546          3,882
                                                                  -----------    -----------

                                                                      160,632        118,495
                                                                  -----------    -----------

      Total other revenue and expenses ........................      (142,583)      (102,442)
                                                                  -----------    -----------

Income before gain on disposition of investment in partnerships       135,459        191,335
                                                                  -----------    -----------

Gain on disposition of investment in partnerships,
  net of disposition fees .....................................     6,617,971           --
                                                                  -----------    -----------

Net income ....................................................     6,753,430        191,335

Accumulated losses, beginning of period .......................    (8,882,408)    (9,779,141)
                                                                  -----------    -----------

Accumulated losses, end of period .............................   $(2,128,978)   $(9,587,806)
                                                                  ===========    ===========



Net income allocated to General Partners (3%) .................   $   202,603    $     5,740
                                                                  ===========    ===========


Net income allocated to Limited Partners (97%) ................   $ 6,550,827    $   185,595
                                                                  ===========    ===========


Net income per unit of Limited Partner Interest,
  based in 24,747 units outstanding ...........................   $    264.71    $      7.50
                                                                  ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                  For the three months ended
                                                                                           March 31,
                                                                                  ---------------------------
                                                                                       2007          2006
                                                                                  -----------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $ 6,753,430    $   191,335

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (278,042)      (293,777)
    Amortization of deferred costs ............................................         3,546          3,882
    Gain on disposition of investment in partnerships,
      net of disposition fees .................................................    (6,617,971)          --


    Changes in assets and liabilities:
      Decrease in other assets ................................................            84            101
      Increase (decrease)in accounts payable and accrued expenses .............       516,685        (50,814)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................       377,732       (149,273)
                                                                                  -----------    -----------

Cash flows from investing activities:

  Proceeds from disposition of investment in partnerships .....................     7,486,482           --
  Collection of sale proceeds due to the Partnership ..........................          --        1,524,292
  Disposition fee paid to a related party .....................................      (530,000)       (86,000)
  Receipt of distribution from partnership ....................................          --           22,773
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................     6,956,482      1,461,065
                                                                                  -----------    -----------

Cash flows from financing activities:
  Distribution to Limited Partners ............................................          --       (1,435,326)
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents ..........................     7,334,214       (123,534)

Cash and cash equivalents, beginning of period ................................     1,441,126      1,412,690
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 8,775,340    $ 1,289,156
                                                                                  ===========    ===========



                   The accompanying notes are an integral part
                         of these financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of March 31, 2007, and the results of its operations and its cash flows for the three month periods ended March 31, 2007 and 2006. The results of operations for the interim period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2006.

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

     The record date for voting was August 1, 2006, and the final voting deadline was October 17, 2006. The Managing General Partner received consent from a majority of Limited Partners for the increased Disposition Fee. A tabulation of votes received by the voting deadline follows.



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



2.   NEW ACCOUNTING PRONOUNCEMENTS

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


2. NEW ACCOUNTING PRONOUNCEMENTS - Continued

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


3.   INVESTMENTS IN PARTNERSHIPS

a.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold. Cash proceeds received by the
Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of May 9, 2007, no payments of principal or interest have been received on this purchase money note. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at March 31, 2007 and December 31, 2006, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk. The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

                                New Sharon Woods
                                ----------------

     On December 31, 2006, a contract for the sale of the Partnership's interest in New Sharon Woods was signed. Due to the possible sale of the Partnership's interest in New Sharon Woods, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees, which totaled $9,192 at both March 31, 2007 and December 31, 2006, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets. The sale is scheduled to close during the fourth quarter of 2007. There is no assurance that a sale of the Partnership's interest will occur.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

b.   Completed sales
     ---------------

                                Frederick Heights
                                -----------------

     On March 30, 2007, Frederick Heights was sold. Gross cash sale proceeds received by the Partnership totaled $7,486,482. The sale resulted in net gain on disposition of investment in partnerships of $6,617,971 for financial statement purposes in 2007 and a total gain of approximately $9.1 million for federal tax purposes. In accordance with the terms of the Partnership Agreement, in April 2007, the Managing General Partner was paid a disposition fee of $530,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships at March 31, 2007.

     Due to the sale of Frederick Heights in March 2007, the Partnership's basis, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $557,915 at December 31, 2006, was reclassified to investment in partnerships held for sale at that date.

                                  Lihue Gardens
                                  -------------

     On December 30, 2005, the property owned by Lihue Associates (Lihue Gardens) was sold. Gross cash sale proceeds received March 1, 2006 by the Partnership totaled $1,524,292. The sale resulted in net gain on disposition of investment in partnership of $1,356,733 for financial statement purposes and a total gain of $2,030,688 for federal tax purposes in 2005. In accordance with the terms of the Partnership Agreement, in March 2006, the Managing General Partner was paid a disposition fee of $86,000 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnership at December 31, 2005. The Local Partnership is withholding reserves for contingent liabilities. The Partnership may receive additional proceeds related to the reserves. There is no assurance that additional proceeds will be received.

                               Sundance Apartments
                               -------------------

     On December 20, 2006, the Partnership's interest in Sundance Apartments was sold. Gross cash sale proceeds received by the Partnership totaled $338,298. The sale resulted in net gain on disposition of investment in partnerships of $205,537 for financial statement purposes and a total gain of $1,701,792 for federal tax purposes. In accordance with the terms of the Partnership Agreement, in January 2007, the Managing General Partner was paid a disposition fee of $120,000 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2006. The Partnership may receive a cash distribution in 2007. There is no assurance that the cash distribution will be received.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the eleven and thirteen Local Partnerships in which the Partnership was invested as of March 31, 2007 and 2006, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of Local Partnership net income.

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                   For the three months ended
                                                                            March 31,
                                                   ----------------------------------------------------------
                                                              2007                              2006
                                                   -------------------------          -----------------------
                                                     Equity                           Equity
                                                     Method        Suspended          Method        Suspended
                                                   ----------      ----------       ----------      ---------
         Number of Local Partnerships                  5               6                6               7
                                                       =               =                =               =

         Revenue:
           Rental                                  $2,065,928      $1,275,043       $2,410,427      $1,394,118
           Other                                      156,152          56,066          128,902          47,264
                                                   ----------      ----------       ----------      ----------

             Total revenue                          2,222,080       1,331,109        2,539,329       1,441,382
                                                   ----------      ----------       ----------      ----------

         Expenses:
           Operating                                1,023,114         725,283        1,264,249         831,564
           Interest                                   507,596         379,937          586,179         367,102
           Depreciation and amortization              407,648         209,643          412,362         219,695
                                                   ----------      ----------       ----------      ----------

             Total expenses                         1,938,358       1,314,863        2,262,790       1,418,361
                                                   ----------      ----------       ----------      ----------

         Net income (loss)                         $  283,722      $   16,246       $  276,539      $   23,021
                                                   ==========      ==========       ==========      ==========

         Cash distribution                         $       --      $       --       $       --      $   22,773
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as income                               $       --      $       --       $       --      $   22,773
         Partnership's share of Local
           Partnership net income                     278,042              --          271,004              --
                                                   --------------------------       --------------------------

         Share of income from partnerships                  $278,042                          $293,777
                                                            ========                          ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of March 31, 2007 and 2006, the Partnership's share of

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

cumulative losses to date for six of the eleven and seven of the thirteen Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $6,063,934 and $6,378,379, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


4.   RELATED PARTY TRANSACTIONS

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $83,164 and $49,694 for the three month periods ended March 31, 2007 and 2006, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended March 31, 2007 and 2006.

     In accordance with the terms of the Partnership Agreement as in effect at the time, in March 2006 the Managing General Partner was paid a disposition fee of $86,000 related to the sale of Lihue Gardens in December 2005, which was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2005. Pursuant to approval of the Partnership's Consent Solicitation Statement on October 17, 2006, the Managing General Partner may receive an increased property disposition fee from the Partnership on the same basis as such fees could be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests to the extent that CRI markets and sells the Partnership's assets instead of such persons. In accordance with the terms of the Partnership Agreement, in January 2007 the Managing General Partner was paid a disposition fee of $120,000 related to the sale of Sundance Apartments in December 2006, which was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2006. In accordance with the terms of the Partnership Agreement, in April 2007 the Managing General Partner was paid a disposition fee of $530,000, which was netted against the related gain on disposition of investment in partnerships at March 31, 2007.


5.   CASH DISTRIBUTIONS

     On March 20, 2006, the Partnership made a cash distribution of $1,435,326 ($58 per Unit) to the Limited Partners who are holders of record as of March 1, 2006. The distribution consisted of proceeds received from the sale of the property owned by Lihue Gardens. On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit), net of Maryland withholding tax, to the Limited Partners who are holders of record as of May 1, 2007, payable in the second quarter of 2007. This distribution will consist of proceeds received from the sales of Sundance Apartments and Frederick Heights.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2006. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for six Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

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

     The record date for voting was August 1, 2006, and the final voting deadline was October 17, 2006. The Managing General Partner received consent from a majority of Limited Partners for the increased Disposition Fee. A tabulation of votes received by the voting deadline follows.


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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $8,775,340 as of March 31, 2007, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 9, 2007, there were no material commitments for capital expenditures.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2007, existing cash resources and the receipt of proceeds from disposition of investment in partnerships were adequate to support operating cash requirements. Cash and cash equivalents increased $7,334,214 during the three month period ended March 31, 2007, primarily due to sale proceeds received by the Partnership.

     On March 20, 2006, the Partnership made a cash distribution of $1,435,326 ($58 per Unit) to the Limited Partners who are holders of record as of March 1, 2006. The distribution consisted of proceeds received from the sale of the property owned by Lihue Gardens. On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit), net of Maryland withholding tax, to the Limited Partners who are holders of record as of May 1, 2007, payable in the second quarter of 2007. This distribution will consist of proceeds received from the sales of Sundance Apartments and Frederick Heights.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2007, increased from the corresponding period in 2006, primarily due to increases in gain on disposition of investment in partnerships, related to the sale of Frederick Heights in March 2007, and interest revenue and decreases in professional fees and amortization of deferred costs, partially offset by a decrease in share of income from partnerships and an increase in general and administrative expenses. Share of income from partnerships decreased primarily due to a distribution received in 2006 by a property sold in 2006. General and administrative expenses increased primarily due to higher reimbursed payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2007 and 2006, did not include losses of $47,296 and $41,747, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2007.

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures


     In May 2007, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the May 2007 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2007, but not reported, whether or not otherwise required by this Form 10-QSB at March 31, 2007.

     There is no established market for the purchase and sale of units of limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

     On March 20, 2006, the Partnership made a cash distribution of $1,435,326 ($58 per Unit) to the Limited Partners who are holders of record as of March 1, 2006. The distribution consisted of proceeds received from the sale of the property owned by Lihue Gardens. On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit), net of Maryland withholding tax, to the Limited Partners who are holders of record as of May 1, 2007, payable in the second quarter of 2007. This distribution will consist of proceeds received from the sales of Sundance Apartments and Frederick Heights.

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



May 9, 2007                            by:  /s/ H. William Willoughby
-----------                                 ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer,
                                              and Principal Accounting Officer