Form 10KSB/A
period 2006-12-31
CAPITAL REALTY INVESTORS LTD
filed 2007-09-28
CIK 354521

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

                                  CAPITAL REALTY INVESTORS, LTD.
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner



September 28, 2007                     by:  /s/ William B. Dockser
------------------                          ------------------------------------
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


September 28, 2007                     by:  /s/ H. William Willoughby
------------------                          ------------------------------------
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