Form 10QSB
period 2007-09-30
CAPITAL REALTY INVESTORS LTD
filed 2007-11-09
CIK 354521

--------------------------------------------------------------------------------


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                   FORM 10-QSB

                                ----------------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007


                                ----------------


                         Commission file number 0-11149

                         CAPITAL REALTY INVESTORS, LTD.
           Organized pursuant to the Laws of the District of Columbia


                                ----------------


        Internal Revenue Service - Employer Identification No. 52-1219926

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200

                                ----------------



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

                         CAPITAL REALTY INVESTORS, LTD.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2007

                                                                           Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2007 and December 31, 2006.......................  1

         Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2007
             and 2006.......................................................  2

         Statements of Cash Flows
           - for the nine months ended September 30, 2007 and 2006..........  3

         Notes to Financial Statements
           - September 30, 2007 and 2006....................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 12

Item 3.  Controls and Procedures............................................ 15


Part II - OTHER INFORMATION

Item 5.  Other Information.................................................. 15

Item 6.  Exhibits .......................................................... 16

Signature................................................................... 17

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS

                                                                           September 30,    December 31,
                                                                               2007            2006
                                                                           ------------    ------------
                                                                            (Unaudited)
Investments in and advances to partnerships ............................   $  5,975,222    $  5,681,300
Investment in partnerships held for sale ...............................         29,091         567,107
Cash and cash equivalents ..............................................      1,784,746       1,441,126
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $264,787 and $264,572, respectively        158,204         171,204
Property purchase costs,
  net of accumulated amortization of $74,490 and $80,394, respectively .         44,011          51,435
Other assets ...........................................................          6,265           7,193
                                                                           ------------    ------------

      Total assets .....................................................   $  7,997,539    $  7,919,365
                                                                           ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses ..................................   $    120,893    $    248,085
Distribution payable ...................................................        556,358            --
                                                                           ------------    ------------

      Total liabilities ................................................        677,251         248,085
                                                                           ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ...................................................         14,000          14,000
    Limited Partners ...................................................     24,837,000      24,837,000
                                                                           ------------    ------------

                                                                             24,851,000      24,851,000

  Less:
    Accumulated distributions to partners ..............................    (12,982,397)     (5,607,791)
    Offering costs .....................................................     (2,689,521)     (2,689,521)
    Accumulated losses .................................................     (1,858,794)     (8,882,408)
                                                                           ------------    ------------

      Total partners' capital ..........................................      7,320,288       7,671,280
                                                                           ------------    ------------

      Total liabilities and partners' capital ..........................   $  7,997,539    $  7,919,365
                                                                           ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                     For the three months ended    For the nine months ended
                                                            September 30,                September 30,
                                                     ---------------------------   --------------------------
                                                         2007           2006          2007            2006
                                                     -----------    -----------    -----------    -----------
Share of income from partnerships ................   $   288,639    $   357,285    $   812,191    $   715,064
                                                     -----------    -----------    -----------    -----------
Other revenue and expenses:

  Revenue:
    Interest .....................................        57,100         13,742        180,294         43,117
                                                     -----------    -----------    -----------    -----------

  Expenses:
    General and administrative ...................        77,847         72,651        272,249        229,328
    Professional fees ............................        36,218         31,838         93,631         95,513
    Management fee ...............................        23,802         23,802         71,406         71,406
    Amortization of deferred costs ...............        13,332          4,996         20,424         13,873
                                                     -----------    -----------    -----------    -----------
                                                         151,199        133,287        457,710        410,120
                                                     -----------    -----------    -----------    -----------

      Total other revenue and expenses ...........       (94,099)      (119,545)      (277,416)      (367,003)
                                                     -----------    -----------    -----------    -----------


Income before gain on disposition of
  investment in partnerships and impairment loss .       194,540        237,740        534,775        348,061
                                                     -----------    -----------    -----------    -----------

Gain on disposition of investment in partnerships,
  net of disposition fees ........................        55,045           --        6,828,394           --

Impairment loss ..................................      (339,555)          --         (339,555)          --
                                                     -----------    -----------    -----------    -----------


Net (loss) income ................................       (89,970)       237,740      7,023,614        348,061

Accumulated losses, beginning of period ..........    (1,768,824)    (9,668,820)    (8,882,408)    (9,779,141)
                                                     -----------    -----------    -----------    -----------

Accumulated losses, end of period ................   $(1,858,794)   $(9,431,080)   $(1,858,794)   $(9,431,080)
                                                     ===========    ===========    ===========    ===========


Net (loss) income allocated to
  General Partners (3%) ..........................   $    (2,699)   $     7,132    $   210,708    $    10,442
                                                     ===========    ===========    ===========    ===========


Net (loss) income allocated to
  Limited Partners (97%) .........................   $   (87,271)   $   230,608    $ 6,812,906    $   337,619
                                                     ===========    ===========    ===========    ===========


Net (loss) income per unit of Limited Partner
  Interest, based on 24,747 units outstanding ....   $     (3.53)   $      9.32    $    275.30    $     13.64
                                                     ===========    ===========    ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the nine months ended
                                                                                        September 30,
                                                                                  --------------------------
                                                                                      2007          2006
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $ 7,023,614    $   348,061

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (812,191)      (715,064)
    Amortization of deferred costs ............................................        20,424         13,873
    Gain on disposition of investment in partnerships,
      net of disposition fees .................................................    (6,828,394)          --
    Impairment loss ...........................................................       339,555           --

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................           928         (4,216)
      Decrease in accounts payable and accrued expenses .......................      (127,192)       (37,708)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (383,256)      (395,054)
                                                                                  -----------    -----------

Cash flows from investing activities:

  Proceeds from disposition of investment in partnerships .....................     7,764,900           --
  Collection of sale proceeds due to the Partnership ..........................       151,409      1,524,292
  Disposition fee paid to a related party .....................................      (530,000)       (86,000)
  Receipt of distribution from partnership ....................................       158,815         38,671
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................     7,545,124      1,476,963
                                                                                  -----------    -----------

Cash flows from financing activities:
  Distribution to Limited Partners ............................................    (6,818,248)    (1,435,326)
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents ..........................       343,620       (353,417)

Cash and cash equivalents, beginning of period ................................     1,441,126      1,412,690
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 1,784,746    $ 1,059,273
                                                                                  ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of September 30, 2007, and the results of its operations for the three and nine month periods ended September 30, 2007 and 2006, and its cash flows for the nine month periods ended September 30, 2007 and 2006. The results of operations for the interim periods ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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



2.   NEW ACCOUNTING PRONOUNCEMENTS

     In September  2006, the Securities and Exchange  Commission  ("SEC") issued
Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires quantification of errors using both a balance sheet approach and an income statement approach in the determination of materiality in relation to a misstatement. SAB No. 108 is effective the first fiscal year ending after November 15, 2006. Management determined that the implementation of SAB No. 108 did not have a material impact to the Partnership.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

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


3.   INVESTMENTS IN PARTNERSHIPS

a.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold. Cash proceeds received by the
Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of November 9, 2007, no payments of principal or interest have been received on this purchase money note. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at September 30, 2007 and December 31, 2006, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk. The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

b.   Asset held for sale
     -------------------

                                New Sharon Woods
                                ----------------

     On December 31, 2006, a contract for the sale of the Partnership's interest in New Sharon Woods was signed. Due to the possible sale of the Partnership's interest in New Sharon Woods, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees, which totaled $9,192 at both September 30, 2007 and December 31, 2006, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets. The sale is scheduled to close during the second quarter of 2008. There is no assurance that a sale of the Partnership's interest will occur.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

                                Tandem Townhouses
                                -----------------

     On September 14, 2007, a contract for the sale of the Partnership's interest in Tandem Associates (Tandem Townhouses) was signed. Due to the possible sale of the Partnership's interest in Tandem Townhouses, the Partnership's basis in the Local Partnership, which totaled $19,899 net of an impairment loss of $339,555 at September 30, 2007, has been reclassified to investment in partnerships held for sale in the accompanying balance sheet at that date. Net capitalized acquisition fees and property purchase costs have been reduced to zero. There is no assurance that a sale of the Partnership's interest will occur.

c.   Completed sales
     ---------------

                                Frederick Heights
                                -----------------

     On March 30, 2007, Frederick Heights was sold. Gross cash sale proceeds received by the Partnership totaled $7,916,309. The sale resulted in net gain on disposition of investment in partnerships of $6,828,394 for financial statement purposes in 2007 and a total gain of approximately $9.1 million for federal tax purposes. In accordance with the terms of the Partnership Agreement, in April 2007, the Managing General Partner was paid a disposition fee of $530,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships at March 31, 2007. During the second quarter of 2007, gain on disposition of investment in partnerships was increased $155,377, of which $3,969 was received in the second quarter and $151,408 was received in July 2007. The Partnership received $55,045 in August 2007 and September 2007, which is recorded as gain on disposition of investment in partnerships at September 30, 2007.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

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

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the eleven and thirteen Local Partnerships in which the Partnership was invested as of September 30, 2007 and 2006, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of Local Partnership net income.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


3. INVESTMENTS IN PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the three months ended
                                                                       September 30,
                                                   -----------------------------------------------------------
                                                              2007                            2006
                                                   --------------------------       --------------------------
                                                     Equity                           Equity
                                                     Method        Suspended          Method        Suspended
                                                   ----------      ----------       ----------      ----------
         Number of Local Partnerships                  5               6                6               7
                                                       =               =                =               =

         Revenue:
           Rental                                  $2,072,677      $1,275,043       $2,470,751      $1,395,825
           Other                                      118,355          56,066           68,009          46,420
                                                   ----------      ----------       ----------      ----------

             Total revenue                          2,191,032       1,331,109        2,538,760       1,442,245
                                                   ----------      ----------       ----------      ----------

         Expenses:
           Operating                                1,014,230         725,283        1,175,630         846,272
           Interest                                   507,596         379,937          586,179         367,102
           Depreciation and amortization              407,648         209,643          412,363         219,695
                                                   ----------      ----------       ----------      ----------

             Total expenses                         1,929,474       1,314,863        2,174,172       1,433,069
                                                   ----------      ----------       ----------      ----------

         Net income                                $  261,558      $   16,246       $  364,588      $    9,176
                                                   ==========      ==========       ==========      ==========

         Cash distributions                        $   37,889      $   32,313       $       --      $       --
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                         $   37,889      $       --       $       --      $       --
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as income                               $       --      $   32,313       $       --      $       --

         Partnership's share of Local
           Partnership net income                     256,326              --          357,285              --
                                                   --------------------------       --------------------------

         Share of income from partnerships                  $288,639                       $357,285
                                                            ========                       ========


                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


3. INVESTMENTS IN PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    For the nine months ended
                                                                           September 30,
                                                   -----------------------------------------------------------
                                                              2007                            2006
                                                   --------------------------       --------------------------
                                                     Equity                           Equity
                                                     Method        Suspended          Method        Suspended
                                                   ----------      ----------       ----------      ----------
         Number of Local Partnerships                   5              6                 6              7
                                                        =              =                 =              =

         Revenue:
           Rental                                  $6,233,508      $3,825,128       $7,304,017      $4,184,061
           Other                                      279,289         168,197          185,790         140,948
                                                   ----------      ----------       ----------      ----------

             Total revenue                          6,512,797       3,993,325        7,489,807       4,325,009
                                                   ----------      ----------       ----------      ----------

         Expenses:
           Operating                                2,979,813       2,175,849        3,803,973       2,509,400
           Interest                                 1,522,787       1,139,810        1,758,536       1,101,305
           Depreciation and amortization            1,222,945         628,928        1,237,088         659,084
                                                   ----------      ----------       ----------      ----------

             Total expenses                         5,725,545       3,944,587        6,799,597       4,269,789
                                                   ----------      ----------       ----------      ----------

         Net income                                $  787,252      $   48,738       $  690,210      $   55,220
                                                   ==========      ==========       ==========      ==========

         Cash distributions                        $  118,118      $   40,697       $       --      $   38,671
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                         $  118,118      $       --       $       --      $       --
                                                   ==========      ==========       ==========      ==========

         Cash distributions recorded
           as income                               $       --      $   40,697       $       --      $   38,671

         Partnership's share of Local
           Partnership net income                     771,494              --          676,393             --
                                                   --------------------------       --------------------------

         Share of income from partnerships               $812,191                            $715,064
                                                         ========                            ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of September 30, 2007 and 2006, the Partnership's share of cumulative losses to date for six of the eleven and seven of the thirteen Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $6,024,914 and $6,337,119, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $56,392 and $240,160 for the three and nine month periods ended September 30, 2007, respectively, and $73,167 and $190,985 for the three and nine month periods ended September 30, 2006, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended September 30, 2007 and 2006, and $71,406 for each of the nine month periods ended September 30, 2007 and 2006.

     In accordance with the terms of the Partnership Agreement as in effect at the time, in March 2006 the Managing General Partner was paid a disposition fee of $86,000 related to the sale of Lihue Gardens in December 2005, which was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2005. Pursuant to approval of the Partnership's Consent Solicitation Statement on October 17, 2006, the Managing General Partner may receive an increased property disposition fee from the Partnership on the same basis as such fees could be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests to the extent that CRI markets and sells the Partnership's assets instead of such persons. In accordance with the terms of the Partnership Agreement, in January 2007 the Managing General Partner was paid a disposition fee of $120,000 related to the sale of the Partnership's interest in Sundance Apartments in December 2006, which was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2006. In accordance with the terms of the Partnership Agreement, in April 2007 the Managing General Partner was paid a disposition fee of $530,000 on the sale of the Frederick Heights property, which was netted against the related gain on disposition of investment in partnerships at March 31, 2007.


5.   CASH DISTRIBUTIONS

     On March 20, 2006, the Partnership made a cash distribution of $1,435,326 ($58 per Unit) to the Limited Partners who were holders of record as of March 1, 2006. The distribution consisted of proceeds received from the sale of the property owned by Lihue Gardens. On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners and of which $556,358 will be paid to the state of Maryland for non-resident withholding. This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


6.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains three cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of September 30, 2007, the uninsured portion of the cash balances was $1,984,039.

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


                          New Accounting Pronouncements
                          -----------------------------

     In September  2006, the Securities and Exchange  Commission  ("SEC") issued
Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires quantification of errors using both a balance sheet approach and an income statement approach in the determination of materiality in relation to a misstatement. SAB No. 108 is effective the first fiscal year ending after November 15, 2006. Management determined that the implementation of SAB No. 108 did not have a material impact to the Partnership.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $1,228,388, net of the distribution payable, as of September 30, 2007, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 9, 2007, there were no material commitments for capital expenditures.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2007, existing cash resources and the receipt of distributions from Local Partnerships were adequate to support operating cash requirements. Cash and cash equivalents increased $343,620 during the nine month period ended September 30, 2007, primarily due to cash distributions received from Local Partnerships and sale proceeds received by the Partnership.

     On March 20, 2006, the Partnership made a cash distribution of $1,435,326 ($58 per Unit) to the Limited Partners who were holders of record as of March 1, 2006. The distribution consisted of proceeds received from the sale of the property owned by Lihue Gardens. On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners and of which $556,358 will be paid to the state of Maryland for non-resident withholding. This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss for the three month period ended September 30, 2007 compared to net income during the corresponding period in 2006, primarily due to the impairment loss and reduction of deferred costs, both related to Tandem Townhouses, a decrease in share of income from partnerships and increases in general and administrative expenses and professional fees, partially offset by increases in interest revenue and gain on disposition of investment in partnerships. Share of income from partnerships decreased primarily due to higher operating expenses at one property and the cessation of income from a property sold in 2007, partially offset by lower operating expenses at one property. Interest revenue increased due to higher cash and cash equivalent balances and rates in 2007. The Partnership received additional proceeds related to the sale of Frederick Heights.

     The Partnership's net income for the nine month period ended September 30, 2007, increased from the corresponding period in 2006, primarily due to increases in gain on disposition of investment in partnerships related to the sale of Frederick Heights, and increases in share of income from partnerships and interest revenue, partially offset by the impairment loss and increase in amortization of deferred costs, both related to Tandem Townhouses, and increased general and administrative expenses. Share of income from partnerships increased primarily due to lower operating expenses at one property and higher other income at one property, partially offset by the cessation of income from a property sold in 2007. Interest revenue increased as stated above. General and administrative expenses increased primarily due to higher reimbursed payroll costs.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2007, did not include losses of $47,297 and $141,889, respectively, compared to excluded losses of $49,716 and $133,211 for the three and nine month periods ended September 30, 2006, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2007.


Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures

     In October 2007, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2007 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2007, but not reported, whether or not otherwise required by this Form 10-QSB at September 30, 2007.

     There is no established market for the purchase and sale of units of limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

Part II. OTHER INFORMATION
Item 5. Other Information - Continued

     On March 20, 2006, the Partnership made a cash distribution of $1,435,326 ($58 per Unit) to the Limited Partners who were holders of record as of March 1, 2006. The distribution consisted of proceeds received from the sale of the property owned by Lihue Gardens. On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners and of which $556,358 will be paid to the state of Maryland for non-resident withholding. This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights.


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



                           CAPITAL REALTY INVESTORS, LTD.
                           -----------------------------------------------------
                           (Registrant)

                           by:  C.R.I., Inc.
                                ------------------------------------------------
                                Managing General Partner



November 9, 2007                by:  /s/ H. William Willoughby
----------------                     -------------------------------------------
DATE                                 H. William Willoughby,
                                     Director, President, Secretary,
                                       Principal Financial Officer,
                                       and Principal Accounting Officer