Form 10KSB
period 2007-12-31
CAPITAL REALTY INVESTORS LTD
filed 2008-06-19
CIK 354521

--------------------------------------------------------------------------------


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------


                                   FORM 10-KSB


                                -----------------


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007


                                -----------------


                         Commission file number 0-11149

                         CAPITAL REALTY INVESTORS, LTD.
           Organized pursuant to the Laws of the District of Columbia


                                -----------------


        Internal Revenue Service - Employer Identification No. 52-1219926

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200


                                -----------------


         Securities registered under Section 12(g) of the Exchange Act:

                        UNITS OF LIMITED PARTNER INTEREST


                                -----------------


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,483,307.

The units of limited partner interest of the registrant are not traded in any market. Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.


--------------------------------------------------------------------------------

                         CAPITAL REALTY INVESTORS, LTD.

                        2007 ANNUAL REPORT ON FORM 10-KSB

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


                                     PART II


Item 5.   Market for the Registrant's Partnership Interests
            and Related Partnership Matters ............................. II-1
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................... II-2
Item 7.   Financial Statements........................................... II-5
Item 8.   Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure....................... II-5
Item 8A.  Controls and Procedures........................................ II-5
Item 8B.  Other Information.............................................. II-6


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

Signatures............................................................... III-5

Report of Independent Registered Public Accounting Firm.................. III-7

Financial Statements..................................................... III-8

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

     Capital Realty Investors, Ltd. (the Partnership) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981. On December 31, 1981, the Partnership commenced offering 30,000 units of limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner & Smith, Incorporated. The Partnership closed the offering on December 31, 1982, at which time 24,837 units of limited partner interest had become subscribed. As of December 31, 2007, 90 units of limited partner interest had been abandoned.

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in eighteen Local Partnerships. As of December 31, 2007, the Partnership retained investments in ten Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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


     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in eighteen (ten remaining as of December 31, 2007) Local Partnerships. As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2007, follows.


           SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1)

                                                                                                  Units
                              Mortgage                                                        Authorized for     Expiration
 Name and Location           Payable at     Financed and/or Insured             Number of       Low Income           of
of Apartment Complex        12/31/07 (2)    and/or Subsidized Under            Rental Units     Subsidies        HAP Contract
--------------------        ------------    -----------------------            ------------   --------------     ------------
Capitol Commons             $ 3,763,513     Michigan State Housing                  200             200          05/31/12
 Lansing, MI                                 Development Authority

Chestnut                      1,351,350     California Housing                       90              90          01/14/13
 Fresno, CA                                  Finance Agency

Court Place                   4,174,075     Illinois Housing                        160             160          01/31/13
 Pekin, IL                                   Development Authority (IHDA)

Hillview Terrace              1,895,784     Rural Economic Community                125              --             --
 Traverse City, MI                           Development (RECD)

Linden Place                  8,107,431     IHDA                                    190             190          08/31/22
 Arlington Heights, IL

New Sharon Woods Apts.        3,547,667     Federal Housing Administration           50              50          09/01/26 (3)
 Deptford, NJ                                (FHA)

Park Glen                     4,652,305     IHDA                                    125             125          08/31/23
 Taylorville, IL

Shallowford Oaks              5,375,924     FHA                                     204              --             --
 Chamblee, GA

Warner House                  2,076,114     Section 221(d)(4) of the                 60              60          12/31/22 (4)
 Warren, OH                                  National Housing Act

Westwood Village                770,709     Connecticut Housing Finance              48              48          02/24/12
 New Haven, CT                               Authority
                            -----------                                           -----           -----
Totals (10 Properties)      $35,714,872                                           1,252             923
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


                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

      SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS IN WHICH
         CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1) - Continued

                                                                                        Average Effective Annual
                                         Units Occupied As                                   Rental Per Unit
                                    Percentage of Total Units                             for the Years Ended
                                        As of December 31,                                     December 31,
 Name and Location              -----------------------------------      ------------------------------------------------------
of Apartment Complex            2007    2006    2005   2004    2003        2007        2006       2005       2004        2003
--------------------            ----    ----    ----   ----    ----      -------     -------     -------    -------     -------
Capitol Commons                 100%     99%      99%    97%    92%      $10,114     $ 9,831     $ 9,717    $ 9,482     $ 9,112
 Lansing, MI

Chestnut                         99%     99%      99%    97%    98%        8,347       8,094       7,584      7,422       7,534
 Fresno, CA

Court Place                     100%     99%     100%   100%    99%       13,191      13,083      13,086     13,065      12,936
 Pekin, IL

Hillview Terrace                 99%    100%      99%    99%    98%        4,846       4,608       4,334      4,217       3,847
 Traverse City, MI

Linden Place                     99%    100%     100%   100%   100%       15,829      15,948      15,844     15,875      15,847
 Arlington Heights, IL

New Sharon Woods Apts.           93%     98%      94%    98%    94%       10,835      11,680      12,108     12,257      11,674
 Deptford, NJ

Park Glen                       100%     99%     100%   100%   100%       10,092      10,022      10,045      9,933       9,867
 Taylorville, IL

Shallowford Oaks                 88%     92%      90%    95%    80%        8,229       8,166       8,213      7,357       7,960
 Chamblee, GA

Warner House                     97%    100%      97%    94%   100%        6,882       6,694       6,413      6,104       6,273
 Warren, OH

Westwood Village                 95%     98%     100%    96%    98%       12,853      12,918      12,191     11,263      11,452
 New Haven, CT
                                ---     ---      ---    ---    ---       -------     -------     -------    -------     -------
Totals (10 Properties) (5)       97%     98%      98%    98%    96%      $10,122     $10,104     $ 9,954    $ 9,698     $ 9,650
                                ===     ===      ===    ===    ===       =======     =======     =======    =======     =======

     (1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
     (2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2007.
     (3) The mortgage note was restructured in accordance with HUD's Mark-to-Market Program in September 2006. The Section 8 HAP contract was extended through September 1, 2026, subject to annual availability of funding by Congress.
     (4) The mortgage note was restructured in accordance with HUD's Mark-to-Market Program in February 2003. The Section 8 HAP contract was extended through December 31, 2022, subject to the annual availability of funding by Congress.
     (5) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

     On March 31, 2008, [as a subsequent event,] the Partnership's interest in Court Place was sold. See notes to financial statements for additional information concerning the sale.

     On March 31, 2008, [as s subsequent event,] the Partnership's interest in Park Glen was sold. See notes to financial statements for additional information concerning the sale.

     On March 31, 2008, [as s subsequent event,] the Partnership's interest in Warner House was sold. See notes to financial statements for additional information concerning the sale.

     On January 1, 2008, [as a subsequent event,] the Partnership's interest in Linden Place was sold. See the notes to financial statements for additional information concerning the sale.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     On December 31, 2007, the  Partnership's  interest in Tandem Townhouses was
sold.  See  the  notes  to  financial  statements  for  additional   information
concerning the sale.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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



       FOR                      AGAINST                   ABSTAIN                     TOTAL
-------------------       -------------------       --------------------      ---------------------
Units of                  Units of                  Units of                  Units of
limited                   limited                   limited                   limited
partner                   partner                   partner                   partner
interest    Percent       interest    Percent       interest     Percent      interest     Percent
--------    -------       --------    -------       --------     -------      --------     -------
 12,856     51.95%         2,914      11.77%          375         1.52%        16,145      65.24%


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

     (b) As of June 19, 2008, there were approximately 1,296 registered holders of Units in the Partnership.

     (c) On March 20, 2006, the Partnership made a cash distribution of $1,435,326 ($58 per Unit) to the Limited Partners who are holders of record as of March 1, 2006. The distribution consisted of proceeds received from the sale of the property owned by Lihue Gardens. On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners and of which, in April 2008, $155,574 was paid to the state of Maryland for non-resident withholding and $400,784 will be paid to those Limited Partners not subject to withholding. This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-KSB at December 31, 2007. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for six Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships. The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

                          New Accounting Pronouncement
                          ----------------------------

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

     FASB Staff Position (FSP) FAS 157-2, "Effective Date of FASB Statement No. 157," was also adopted by the Partnership effective January 1, 2008. FSP FAS 157-2 defers the effective date of Statement 157 for certain nonfinancial assets and liabilities to January 1, 2009. Management has determined that FSP FAS 157-2 will have no material impact to the Partnership.

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

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and one Local Partnership has a mortgage loan financed by the RD agency. Eight of the Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by HUD (the state housing agencies, RD and HUD, collectively, the "Agencies"). Currently, these Section 8 HAP contracts expire through 2026, and the Managing General Partner believes that, at expiration, the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgage and/or regulatory agreements to disallow prepayment of the mortgage or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships.

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

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------


     As of December 31, 2007, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in 2008 was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2007, the Partnership had approximately 1,302 investors who held a total of 24,747 units of limited partner interest which were originally sold for the aggregate amount of $24,747,000. The Partnership originally made investments in eighteen Local Partnerships, of which ten remain at December 31, 2007. The Partnership's liquidity, with unrestricted cash resources of $1,187,351, net of the distribution payable as of December 31, 2007, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of June 19, 2008, there were no material commitments for capital expenditures.

     During 2007 and 2006, the Partnership received cash distributions of $179,193 and $181,590, respectively, from the Local Partnerships.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2007, existing cash resources and the receipt of distributions from Local Partnerships were adequate to support net cash used in operating activities. Cash and cash equivalents increased $302,583 during 2007, primarily due to cash provided by investing activities. For the years ended December 31, 2007 and December 31, 2006, distributions of $179,193 and $181,590, respectively, were received from Local Partnerships. The Partnership expects to receive a similar amount of distributions from these Local Partnerships in future years.

     On March 20, 2006, the Partnership made a cash distribution of $1,435,326 ($58 per Unit) to the Limited Partners who are holders of record as of March 1, 2006. The distribution consisted of proceeds received from the sale of the property owned by Lihue Gardens. On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners and of which, in April 2008, $155,574 was paid to the state of Maryland for non-resident withholding and $400,784 will be paid to those Limited Partners not subject to withholding. This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights.

                              Results of Operations
                              ---------------------

2007 versus 2006
----------------

     The Partnership's net income for the year ended December 31, 2007, increased from 2006 primarily due to increases in gain on disposition of investment in partnerships, share of income from partnerships and interest income, partially offset by an impairment loss and increases in general and administrative expenses, professional fees and amortization of deferred costs. Share of income from partnership increased primarily due to increases in revenues at three properties, decreases in interest expense at three properties

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------


and a decrease in operating expenses at one property, partially offset by an increase in operating expenses at one property. Interest income increased in 2007 due to higher cash and cash equivalent balances and rates. Impairment loss and amortization of deferred cost increased as property assets held for sale were not fully recoverable. General and administrative expenses increased primarily due to higher reimbursed payroll costs, partially offset by lower printing costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2007 and 2006, did not include losses of $328,114 and $189,185, respectively. Distributions of $40,697 and $70,984 received from two and three Local Partnerships during 2007 and 2006, for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     The combined rental revenues of the Partnership's remaining ten properties for the five years ended December 31, 2007, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2007 and prior years.


                                                             For the years ended December 31,
                             ---------------------------------------------------------------------------------------------
                                2007                 2006                 2005                2004                  2003
                             -----------         -----------          -----------          -----------         -----------
Combined Rental
  Revenue                    $13,009,772         $12,918,300          $12,778,242          $12,460,346         $12,428,679

Annual Percentage
  Increase                                 0.7%                1.1%                 2.6%                 0.3%




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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In January 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and

                                     PART II
                                     -------


ITEM 8A. CONTROLS AND PROCEDURES - Continued
         -----------------------

operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2007, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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



       FOR                      AGAINST                    ABSTAIN                   TOTAL
-------------------       -------------------       ---------------------     --------------------
Units of                  Units of                  Units of                  Units of
limited                   limited                   limited                   limited
partner                   partner                   partner                   partner
interest    Percent       interest    Percent       interest     Percent      interest     Percent
--------    -------       --------    -------       --------     -------      --------     -------
 12,856     51.95%         2,914      11.77%          375         1.52%        16,145      65.24%


     As a subsequent event, on January 1, 2008, the Partnership's interest in Linden Place was sold. See Note 2.e. Assets held for sale in Part III Item 2 for information regarding the sale.

     As subsequent events, on March 31, 2008, the Partnership's interests in Court Place, Park Glen and Warner House were sold. See Note 2.e. Assets held for sale in Part III Item 2. for information regarding the sales.

                                     PART II
                                     -------

ITEM 8B. OTHER INFORMATION - Continued
         -----------------

     Certain states may assert claims against the Partnership for failure to withhold and remit state income tax on operating profit or where the sale(s) of property in which the Partnership was invested failed to produce sufficient cash proceeds with which to pay the state tax and/or to pay statutory partnership filing fees. The Partnership is unable to quantify the amount of such potential claims at this time. The Partnership has consistently advised its Partners that they should consult with their tax advisors as to the necessity of filing non-resident returns in such states with respect to their proportional taxes due.

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2007, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2007.

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

William B. Dockser, 71, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 61, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at June 19, 2008.

                                                                 % of Total
           Name and Address           Amount and Nature         Units Issued
          of Beneficial Owner      of Beneficial Ownership     and Outstanding
          -------------------      -----------------------     ---------------

          Equity Resource                5,519 Units                22.3%
            Investments, LLC
          44 Brattle Street
          Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of June 19, 2008, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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

          c.   Definitive  Proxy   Statement.   (Incorporated  by  reference  to
               Registrant's Definitive Proxy Statement dated August 18, 2006.)


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2007 and 2006, the Partnership retained Grant Thornton LLP to provide services as follows.

                                              Year Ended
                                              December 31,
                                      --------------------------
                                        2007              2006
                                      --------          --------

         Audit fees                   $108,144          $ 95,744
         Audit-related fees                 --                --
         Tax fees (1)                   21,540            18,375
         All other fees                     --                --
                                      --------          --------
             Total billed             $129,684          $114,119
                                      ========          ========

          (1)  Preparation of Partnership federal and state tax returns.


     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2007 and 2006, which services it was determined did not compromise Grant Thornton LLP's independence.


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

                                  CAPITAL REALTY INVESTORS, LTD.
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner



June 19, 2008                          by:  /s/ William B. Dockser
-------------                               ------------------------------------
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


June 19, 2008                           by:  /s/ H. William Willoughby
-------------                                -----------------------------------
DATE                                         H. William Willoughby,
                                             Director, President, Secretary,
                                               Principal Financial Officer and
                                               Principal Account Officer

                                     III-5

        Management's Report on Internal Control Over Financial Reporting


     Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

     (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership.

     (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

     (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the Partnership's assets that could have a material effect on the financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership.

     Management has used the framework set forth in the report entitled "Internal Control -- Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Partnership's internal control over financial reporting. Management has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.




                                     III-6

Report of Independent Registered Public Accounting Firm


The Partners
Capital Realty Investors, Ltd.


We have audited the accompanying balance sheets of Capital Realty Investors, Ltd (a District of Columbia limited partnership) (the Partnership) as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $746,891 and $781,341 of income in 2007 and 2006, respectively, included in the Partnerships' 2007 and 2006 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd, as of December 31, 2007 and 2006, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP


McLean, Virginia
June 19, 2008



                                     III-7

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                   December 31,
                                                                           ----------------------------
                                                                               2007            2006
                                                                           ------------    ------------
Investments in and advances to partnerships ............................   $  2,059,372    $  5,681,300
Investment in partnerships held for sale ...............................      3,020,194         567,107
Cash and cash equivalents ..............................................      1,743,709       1,441,126
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $152,751 and $264,572, respectively         85,399         171,204
Property purchase costs,
  net of accumulated amortization of $42,824 and $80,394, respectively .         24,021          51,435
Sale proceeds due to the Partnership ...................................        536,727            --
Other assets ...........................................................          6,915           7,193
                                                                           ------------    ------------

      Total assets .....................................................   $  7,476,337    $  7,919,365
                                                                           ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses ..................................   $    125,171    $    248,085
Distribution payable ...................................................        556,358            --
                                                                           ------------    ------------

      Total liabilities ................................................        681,529         248,085
                                                                           ------------    ------------

Commitments and contingencies

Partners' capital

  Capital paid in:
    General Partners ...................................................         14,000          14,000
    Limited Partners ...................................................     24,837,000      24,837,000
                                                                           ------------    ------------

                                                                             24,851,000      24,851,000

  Less:
    Accumulated distributions to partners ..............................    (12,982,397)     (5,607,791)
    Offering costs .....................................................     (2,689,521)     (2,689,521)
    Accumulated losses .................................................     (2,384,274)     (8,882,408)
                                                                           ------------    ------------

      Total partners' capital ..........................................      6,794,808       7,671,280
                                                                           ------------    ------------

      Total liabilities and partners' capital ..........................   $  7,476,337    $  7,919,365
                                                                           ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-8

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                                                                         For the years ended
                                                                             December 31,
                                                                      --------------------------
                                                                         2007           2006
                                                                      -----------    -----------
Share of income from partnerships .................................   $ 1,281,197    $ 1,198,860
                                                                      -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest and other ............................................       202,110         62,913
                                                                      -----------    -----------

  Expenses:
    General and administrative ....................................       342,929        323,881
    Professional fees .............................................       139,045        132,820
    Management fee ................................................        95,208         95,208
    Amortization of deferred costs ................................        49,815         18,668
                                                                      -----------    -----------

                                                                          626,997        570,577
                                                                      -----------    -----------

      Total other revenue and expenses ............................      (424,887)      (507,664)
                                                                      -----------    -----------

Income before gain on disposition of investment in partnerships and
  impairment loss .................................................       856,310        691,196
                                                                      -----------    -----------

Gain on disposition of investment in partnerships, net of
  disposition fee .................................................     7,398,258        205,537

Impairment loss ...................................................    (1,756,434)          --
                                                                      -----------    -----------

Net income ........................................................   $ 6,498,134    $   896,733
                                                                      ===========    ===========

Net income allocated to General Partners (3%) .....................   $   194,944    $    26,902
                                                                      ===========    ===========

Net income allocated to Limited Partners (97%) ....................   $ 6,303,190    $   869,831
                                                                      ===========    ===========

Net income per unit of Limited Partner Interest,
  based on 24,747 units outstanding ...............................   $    254.71    $     35.15
                                                                      ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-9

                         CAPITAL REALTY INVESTORS, LTD.


              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL


                                                     General            Limited
                                                     Partners           Partners             Total
                                                    ----------         ----------          ----------
Partners' (deficit) capital, January 1, 2006        $(352,279)         $8,562,152          $8,209,873

  Net income                                           26,902             869,831             896,733

  Distribution of $58.00 per Unit
    of Limited Partner Interest                            --          (1,435,326)         (1,435,326)
                                                    ----------         ----------          ----------


Partners' (deficit) capital, December 31, 2006       (325,377)          7,996,657           7,671,280
                                                    ----------         ----------          ----------

  Net income                                          194,944           6,303,190           6,498,134

  Distribution of $298 per Unit
    of Limited Partner Interest                            --          (6,818,248)         (6,818,248)

  Distribution payable                                     --            (556,358)           (556,358)
                                                    ----------         ----------          ----------
Partners' (deficit) capital, December 31, 2007      $(130,433)        $ 6,925,241         $ 6,794,808
                                                    =========         ===========         ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-10

                         CAPITAL REALTY INVESTORS, LTD.


                            STATEMENTS OF CASH FLOWS

                                                                                     For the years ended
                                                                                          December 31,
                                                                                  --------------------------
                                                                                       2007          2006
                                                                                  ------------   -----------
Cash flows from operating activities:
  Net income ..................................................................   $ 6,498,134    $   896,733


  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................    (1,281,197)    (1,198,860)
    Amortization of deferred costs ............................................        49,815         18,668
    Gain on disposition of investment in partnership, net of
      disposition fee .........................................................    (6,891,180)      (205,537)
    Impairment loss ...........................................................     1,756,434           --

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................           279         (6,948)
      (Decrease) increase in accounts payable and accrued expenses ............      (122,914)       121,526
                                                                                  -----------    -----------

        Net provided by (cash used) in operating activities ...................         9,371       (374,418)
                                                                                  -----------    -----------


Cash flows from investing activities:
  Proceeds from disposition of investment in partnerships .....................     7,828,286        218,298
  Receipt of distributions from partnerships ..................................       179,193        181,590
  Collection of sale proceeds due to the Partnership ..........................       151,409      1,524,292
  Sale proceeds receivable ....................................................      (517,428)          --
  Disposition fee paid to a related party .....................................      (530,000)       (86,000)
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................     7,111,460      1,838,180
                                                                                  -----------    -----------


Cash flows from financing activities:
  Distributions to Limited Partners ...........................................    (6,818,248)    (1,435,326)
                                                                                  -----------    -----------


Net increase in cash and cash equivalents .....................................       302,583         28,436

Cash and cash equivalents, beginning of year ..................................     1,441,126      1,412,690
                                                                                  -----------    -----------

Cash and cash equivalents, end of year ........................................   $ 1,743,709    $ 1,441,126
                                                                                  ===========    ===========


Supplemental disclosure of cash flow information:

    Disposition fee due to related party,
      accrued in 2006, paid in 2007                                                              $   120,000
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

                                      III-11

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors, Ltd. (the Partnership) was formed under the District of Columbia Limited Partnership Act on June 1, 1981, and shall continue until December 31, 2030, unless sooner dissolved in accordance with the terms of the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) that own and operate federal or state government-assisted properties or properties which provide housing principally to the elderly or to individuals and families of low or moderate income, or conventionally financed apartment properties, located throughout the United States.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, current and former shareholders of CRI, and Rockville Pike Associates, Ltd., a Maryland limited partnership which includes the shareholders of CRI and certain former officers and employees of CRI.

          The Partnership sold 24,837 units at $1,000 per unit of limited partner interest through a public offering. The offering period was terminated on December 31, 1982. As of December 31, 2007, 90 units of limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2007 and 2006, the Partnership's share of cumulative losses of six and six of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $6,121,558 and $6,083,444, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. Distributions of $40,697 and $70,984 received from two and three Local Partnerships during 2007 and 2006, for which the Partnership's carrying value is zero (equity method suspended) were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     d.   Investment in partnerships held for sale
          ----------------------------------------

          Due to the sale of the Partnership's interests in Court Place Associates (Court Place), Park Glen Associates (Park Glen) and Warner Housing Partnership (Warner House), as further discussed in Note 2.d., the Partnership's investments in Court Place, Park Glen and Warner House have been reclassified to investment in partnerships held for sale in the accompanying balance sheet at December 31, 2007. Due to the sale of the Partnership's interest in Linden Place Associates (Linden Place) on January 1, 2008, as further discussed in Note 2.d., the Partnership's investment in Linden Place has been reclassified to investment in partnerships held for sale in the accompanying balance sheet at December 31, 2007. Due to the possible sale of the Partnership's interest in New Sharon Woods Associates (New Sharon Woods), as further discussed in Note 2.d., the Partnership's investment in New Sharon Woods was reclassified to investment in partnerships held for sale in the accompanying balance sheet at December 31, 2007 and December 31, 2006. Due to the possible sale of the property related to Frederick Heights Limited Partnership (Frederick Heights), as further discussed in Note 2.e., the Partnership's investment in Frederick Heights was reclassified to investment in partnerships held for sale in the accompanying balance sheets at December 31, 2006. In March 2007, Frederick Heights was sold. When investments are reclassified to investment in partnerships held for sale, amortization of acquisition fees and property purchase costs are discontinued. Assets held for sale are not recorded in excess of their estimated net realized value.

     e.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of money market funds, time and demand deposits, and repurchase agreements with original maturities of three months or less. Interest income is recognized as earned.

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

     h.   Fair Value of Financial Instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2007 and 2006, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.


                                     III-13

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

          The balance sheet carrying amounts for cash and cash equivalents approximate estimated fair values of such assets.

     i.   Impairment analysis
          -------------------

          The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

     j.   Proxy Statement
          ---------------

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



            FOR                     AGAINST                   ABSTAIN                    TOTAL
     -------------------       -------------------       --------------------      ---------------------
     Units of                  Units of                  Units of                  Units of
     limited                   limited                   limited                   limited
     partner                   partner                   partner                   partner
     interest    Percent       interest    Percent       interest     Percent      interest     Percent
     --------    -------       --------    -------       --------     -------      --------     -------
      12,856     51.95%         2,914      11.77%          375         1.52%        16,145      65.24%


     k.   Allocation of net income (loss)
          -------------------------------

          Net income (loss) is allocated based on respective partnership interest or units outstanding. The Partnership has no dilutive interests.

     l.   New accounting pronouncement
          ----------------------------

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

                                     III-14

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

          FASB Staff Position (FSP) FAS 157-2, "Effective Date of FASB Statement No. 157," was also adopted by the Partnership effective January 1, 2008.
     FSP FAS 157-2 defers the effective date of Statement 157 for certain nonfinancial assets and liabilities to January 1, 2009. Management has determined that FSP FAS 157-2 will have no material impact to the Partnership.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.  Interests  in  profits,  losses and cash  distributions  made by Local
         ----------------------------------------------------------------------
           Partnerships
           ------------

          The Partnership has a 74.99% to 98.98% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2007 and 2006, the Partnership received cash distributions from rental operations of the Local Partnerships of $179,193 and $181,590, respectively. As of December 31, 2007 and 2006, five and nine of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $981,019 and $1,581,299, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

     b.   Advance to Local Partnership
          ----------------------------

          As of both December 31, 2007 and 2006, the Partnership had advanced funds, including accrued interest, totaling $290,896 to ARA Associates -- Shangri-La Ltd. (Shallowford Oaks). For financial reporting purposes, this loan has been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

                                     III-15

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     c.   Property matters
          ----------------

                                  Baltic Plaza
                                  ------------

          On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold. Cash proceeds received by the Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of June 19, 2008, no payments of principal or interest have been received on this purchase money note. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at December 31, 2007 and 2006, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk. The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

     d.   Assets held for sale
          --------------------

                                   Court Place
                                   -----------

          As a subsequent event, on March 31, 2008, the Partnership's interest in Court Place was sold. The sale will result in net gain on disposition of investment in partnerships of $40,964 for financial statement purposes and approximately $205,000 for federal tax purposes in 2008. In accordance with the terms of the Partnership Agreement, in April 2008, the Managing General Partner was paid a disposition fee of $246,690 related to the sale. The fee will be netted against the related gain on disposition of investment in partnerships in 2008.

          Due to the sale of the Partnership's interest in Court Place, the Partnership's basis, which totaled $204,592, net of an impairment loss of $1,428,802 at December 31, 2007, has been reclassified to investment in partnerships held for sale in the accompanying balance sheet at that date. Net capitalized acquisition fees and property purchase costs were reduced to zero.

                                  Linden Place
                                  ------------

          On November 1, 2007, a contract for the sale of the Partnership's interest in Linden Place was signed. As a subsequent event, on January 1, 2008, the Partnership's interest in Linden Place was sold. The sale will result in net gain on disposition of investment in partnerships of $2,796,506 for financial statement purposes and approximately $5,154,000 for federal tax purposes in 2008. In accordance with the terms of the Partnership Agreement, in January 2008, the Managing General Partner was paid a disposition fee of $917,500 related to the sale. The fee will be netted against the related gain on disposition of investment in partnerships in 2008.
                                     III-16

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          The Partnership's basis, along with unamortized acquisition fees and property purchase costs, which totaled $2,775,259 as of December 31 2007, has been reclassified to investment in partnerships held for sale in the accompanying balance sheet at that date.

                                New Sharon Woods
                                ----------------

          On December 31, 2006, a contract for the sale of the Partnership's interest in New Sharon Woods was signed. Due to the possible sale of the Partnership's interest in New Sharon Woods, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees, which totaled $9,192 at both December 31, 2007 and December 31, 2006, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets. The sale is scheduled to close during the third quarter of 2008. There is no assurance that a sale of the Partnership's interest will occur.

                                    Park Glen
                                    ---------

          As a subsequent event, on March 31, 2008, the Partnership's interest in Park Glen was sold. The sale will result in net gain on disposition of investment in partnerships of $38,518 for financial statement purposes and approximately $2,272,000 for federal tax purposes in 2008. In accordance with the terms of the Partnership Agreement, in April 2008, the Managing General Partner was paid a disposition fee of $300,610 related to the sale. The fee will be netted against the related gain on disposition of investment in partnerships in 2008.

          Due to the sale of the Partnership's interest in Park Glen, the Partnership's basis, along with net unamortized acquisition fees and property purchase costs, which totaled $21,344 at December 31, 2007, has been reclassified to investment in partnerships held for sale in the accompanying balance sheet at that date.

                                  Warner House
                                  ------------

          On October 22, 2007, a contract for the sale of the Partnership's interest in Warner House was signed. As a subsequent event, on March 31, 2008, the Partnership's interest in Warner House was sold. The sale will result in net gain on disposition of investment in partnerships of $140,193 for financial statement purposes and approximately $1,531,000 for federal tax purposes in 2008.

          Due to the sale of the Partnership's interest in Warner House, the Partnership's basis, along with net unamortized acquisition fees and property purchase costs, which totaled $9,807 as of December 31, 2007, has been reclassified to investment in partnerships held for sale in the accompanying balance sheet at that date.

     e.   Completed sales
          ---------------

                                Frederick Heights
                                -----------------

     On March 30, 2007, Frederick Heights was sold. Gross cash sale proceeds received and receivable by the Partnership total $8,423,388. The sale resulted in net gain on disposition of investment in partnerships of $7,335,473 for financial statement purposes in 2007 and a total gain of $9,563,599 for federal

                                     III-17

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     tax  purposes.  In  accordance  with  the  terms  of  the  the  Partnership
     Agreement, in April 2007, the Managing General Partner was paid a disposition fee of $530,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships at March 31, 2007. During the second quarter of 2007, gain on disposition of investment in partnerships was increased $155,377, of which $3,969 was received in the second quarter and $151,408 was received in July 2007. The Partnership received $55,045 in August 2007 and September 2007, which is recorded as gain on disposition of investment in partnerships at September 30, 2007. In March 2008, the Partnership received $507,078 for reserves which had been held in escrow by the title company, which is accrued and included in gain on disposition of investment in partnerships at December 31, 2007 for financial statement purposes.

          Due to the sale of Frederick Heights in March 2007, the Partnership's basis, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $557,915 at December 31, 2006, was reclassified to investment in partnerships held for sale at that date.

                                  Lihue Gardens
                                  -------------

          On December 30, 2005, the property owned by Lihue Associates (Lihue Gardens) was sold. Gross cash sale proceeds received March 1, 2006 by the Partnership totaled $1,524,292. The sale resulted in net gain on disposition of investment in partnership of $1,356,733 for financial statement purposes and in total gain of $2,030,688 for federal tax purposes. In accordance with the terms of the Partnership Agreement, in March 2006, the Managing General Partner was paid a disposition fee of $86,000 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnership at December 31, 2005. The Local Partnership was withholding reserves for contingent liabilities. In December 2007, the Partnership received additional proceeds related to the reserves of $62,786, which is included in gain on disposition of investment in partnerships at December 31, 2007 for financial statement purposes, and resulted in loss of $690,917 for federal tax purposes in 2007.

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

                                Tandem Townhouses
                                -----------------

          On December 31, 2007, the Partnership's interest in Tandem Associates (Tandem Townhouses) was sold. Cash proceeds to the Partnership totaled $19,900 of which $1,000 was received in September 2007 as a deposit and $18,900 in January 2008. The sale resulted in $0 gain for financial statement purposes in 2007 and a total loss of $113,356 for federal tax purposes. The Partnership's basis in the Local Partnership totaled $19,900 net of an impairment loss of $327,632 at December 31, 2007. Net capitalized acquisition fees and property purchase costs were reduced to zero at September 30, 2007.

                                     III-18

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     f.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the ten Local Partnerships in which the Partnership is invested as of December 31, 2007, follow. The information is presented separately for four Local Partnerships which have investment basis (equity method), and for six Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).


                             COMBINED BALANCE SHEETS
                                December 31, 2007

                                                     Equity
                                                     Method             Suspended             Total
                                                   -----------         ------------        ------------
          Number of Local Partnerships                  4                  6                    10
                                                        =                  =                    ==

          Rental property, at cost, net of
            accumulated depreciation of
            $27,509,022, $25,103,933, and
            $52,612,955, respectively              $10,131,406         $  5,197,547        $ 15,328,953
          Land                                       2,001,559            1,337,981           3,339,540
          Other assets                              11,262,489            4,221,219          15,483,708
                                                   -----------         ------------        ------------
              Total assets                         $23,395,454         $ 10,756,747        $ 34,152,201
                                                   ===========         ============        ============


          Mortgage notes payable                   $17,396,369         $ 18,318,503        $ 35,714,872
          Other liabilities                          1,151,720            2,453,980           3,605,700
          Due to general partners                      340,492              657,072             997,564
                                                   -----------         ------------        ------------

              Total liabilities                     18,888,581           21,429,555          40,318,136

          Partners' capital (deficit)                4,506,873          (10,672,808)         (6,165,935)
                                                   -----------         ------------        ------------
              Total liabilities and
                partners' capital (deficit)        $23,395,454         $ 10,756,747        $ 34,152,201
                                                   ===========         ============        ============



                                     III-19

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS
                      For the year ended December 31, 2007

                                                           Equity
                                                           Method            Suspended             Total
                                                        -----------         -----------         -----------
          Number of Local Partnerships                       4                  6                    10
                                                             =                  =                    ==
          Revenue:
            Rental                                      $ 7,892,202         $ 5,117,570         $13,009,772
            Other                                           612,133             280,831             892,964
                                                        -----------         -----------         -----------

              Total revenue                               8,504,335           5,398,401          13,902,736
                                                        -----------         -----------         -----------

          Expenses:
            Operating                                     3,921,010           3,508,599           7,429,609
            Interest                                      1,808,601           1,193,034           3,001,635
            Depreciation and amortization                 1,529,068             744,776           2,273,844
                                                        -----------         -----------         -----------

              Total expenses                              7,258,679           5,446,409          12,705,088
                                                        -----------         -----------         -----------

          Net income (loss)                             $ 1,245,656         $   (48,008)        $ 1,197,648
                                                        ===========         ===========         ===========

          Cash distributions                            $   138,496         $    40,697         $   179,193
                                                        ===========         ===========         ===========

          Cash distributions recorded as reduction
            of investments in partnerships              $   138,496         $        --         $   138,496
                                                        ===========         ===========         ===========

          Cash distributions recorded as income         $        --         $    40,697         $    40,697

          Partnership's share of Local Partnership
            net income (loss)                           $ 1,240,500 (1)     $        --         $ 1,240,500
                                                        -----------         -----------         -----------
          Share of income from partnerships             $ 1,240,500 (1)     $    40,697         $ 1,281,197
                                                        ===========         ===========         ===========



          (1) Includes Tandem Townhouses sold in December 2007.


          Combined balance sheets and combined statements of operations for the twelve Local Partnerships in which the Partnership was invested as of December 31, 2006, follow. The information is presented separately for six Local Partnerships which have investment basis (equity method), and for six Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).


                                     III-20

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                             COMBINED BALANCE SHEETS
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
                                                              =                 =                   ==

          Rental property, at cost, net of
            accumulated depreciation of
            $32,541,364, $22,294,411, and
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

     g.   Reconciliation of the Local Partnerships' financial
          ---------------------------------------------------
            statement net income to taxable income
            --------------------------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (i) certain revenue and the related assets are recorded when received rather than when earned; (ii) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (iii) a shorter life is used to compute depreciation on the property as permitted by the Internal Revenue Code and the underlying regulations. These returns are subject to examination and, therefore, possible adjustment by the IRS.

     A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income follows.

                                                       For the years ended
                                                           December 31,
                                                     ------------------------
                                                        2007         2006
                                                     ----------   -----------

          Financial statement net income             $1,197,648    $1,459,574

          Differences between financial statement
            and tax depreciation, amortization,
            and miscellaneous differences             1,341,270     1,308,319
                                                     ----------    ----------
          Taxable income                             $2,538,918    $2,767,893
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2007 and 2006, the Partnership paid $320,070 and $255,873, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

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

For each of the years ended December 31, 2007 and 2006, the Partnership paid the Managing General Partner a Management Fee of $95,208.

     In accordance with the terms of the Partnership Agreement, in March 2006 the Managing General Partner was paid a disposition fee of $86,000 related to the sale of Lihue Gardens in December 2005, which was accrued and netted against the related gain on disposition of investment in partnership at December 31, 2005. Pursuant to approval of the Partnership's Consent Solicitation Statement on October 17, 2006, the Managing General Partner may receive an increased property disposition fee from the Partnership on the same basis as such fees could be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests to the extent that CRI markets and sells the Partnership's assets instead of such persons. In accordance with the terms of the Partnership Agreement, in January 2007 the Managing General Partner was paid a disposition fee of $120,000 related to the sale of Sundance Apartments in December 2006, which was accrued and netted against the related gain on disposition of investment in partnership at December 31, 2006. In accordance with the terms of the Partnership Agreement, in April 2007 the Managing General Partner was paid a disposition fee of $530,000 related to the sale of the Frederick Heights property, which was netted against the related gain on disposition of investment in partnerships at March 31, 2007. As a subsequent event, in accordance with the terms of the Partnership Agreement, in January 2008 the Managing General Partner was paid a disposition fee of $917,500 related to the sale of the Partnership's interest in Linden Place, which will be netted against the related gain on disposition of investment in partnerships at March 31, 2008. As subsequent events, in accordance with the terms of the Partnership Agreement, in April 2008 the Managing General Partner was paid disposition fees of $246,690 and $300,610 related to the sales of the Partnership's interests in Court Place and Park Glen, respectively, which will be netted against the related gains on disposition of investment in partnerships at March 31, 2008.


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

     In accordance with the terms of the Partnership Agreement, in March 2006 the Managing General Partner was paid a disposition fee of $86,000 related to the sale of Lihue Gardens in December 2005, which was accrued and netted against the related gain on disposition of investment in partnership at December 31, 2005. In accordance with the terms of the Partnership Agreement, in January 2007 the Managing General Partner was paid a disposition fee of $120,000 related to the sale of Sundance Apartments in December 2006, which was accrued and netted against the related gain on disposition of investment in partnership at December 31, 2006. In accordance with the terms of the Partnership Agreement, in April 2007 the Managing General Partner was paid a disposition fee of $530,000 related to the sale of the Frederick Heights property, which was netted against the related gain on disposition of investment in partnerships at March 31, 2007. As a subsequent event, in accordance with the terms of the Partnership Agreement, in January 2008 the Managing General Partner was paid a disposition fee of $917,500 related to the sale of the Partnership's interest in Linden Place, which will be netted against the related gain on disposition of investment in partnerships at March 31, 2008. As subsequent events, in accordance with the terms of the Partnership Agreement, in April 2008 the Managing General Partner was paid disposition fees of $246,690 and $300,610 related to the sales of the Partnership's interests in Court Place and Park Glen, respectively, which will be netted against the related gains on disposition of investment in partnerships at March 31, 2008.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the limited partners and three percent to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On March 20, 2006, the Partnership made a cash distribution of $1,435,326 ($58 per Unit) to the Limited Partners who are holders of record as of March 1, 2006. The distribution consisted of proceeds received from the sale of the property owned by Lihue Gardens. On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners and of which, in April 2008, $155,574 was paid to the state of Maryland for non-resident withholding and $400,784 will be paid to those Limited Partners not subject to withholding. This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights.


                                     III-24

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

     As defined in the Partnership Agreement, after the payment of the distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2007 and 2006. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.


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

                                                                                      For the years ended
                                                                                          December 31,
                                                                                 ------------------------------
                                                                                     2007               2006
                                                                                 -----------        -----------
Financial statement net income                                                   $ 6,498,134        $   896,733


Adjustments:
  Differences between financial statement net income and taxable income related to the Partnership's equity in the Local Partnerships' income or losses
    and accrued expenses                                                           2,448,155          1,705,568

  Difference between financial statement gain (loss)
    and tax gain (loss) from the sale or transfer properties                       1,868,146          1,496,255

  Costs amortized over a shorter period for income tax purposes                       49,815             18,667
                                                                                 -----------        -----------
Taxable income                                                                   $10,864,250        $ 4,117,223
                                                                                 ===========        ===========


Cash concentration risk
-----------------------

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains three cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2007, the uninsured portion of the cash balances was $1,834,646.

                                      # # #

III-25

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors, Ltd. has invested.