Form 10-Q
period 2008-03-31
CAPITAL REALTY INVESTORS LTD
filed 2008-06-30
CIK 354521

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q


                                ----------------



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008


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

Yes [X]            No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]            No [X]

--------------------------------------------------------------------------------

                         CAPITAL REALTY INVESTORS, LTD.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2008




                                                                          Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2008 and December 31, 2007.........................   1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2008 and 2007...........   2

         Statements of Cash Flows
           - for the three months ended March 31, 2008 and 2007...........   3

         Notes to Financial Statements
           - March 31, 2008 and 2007......................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  11

Item 4.  Controls and Procedures..........................................  13


Part II - OTHER INFORMATION

Item 5.  Other Information................................................  14

Item 6.  Exhibits ........................................................  14

Signature.................................................................  15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS

                                                                             March 31,     December 31,
                                                                               2008           2007
                                                                           ------------    ------------
                                                                            (Unaudited)
Investments in and advances to partnerships ............................   $  2,177,827    $  2,059,372
Investment in partnerships held for sale ...............................          9,192       3,020,194
Cash and cash equivalents ..............................................      8,686,569       1,743,709
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $154,240 and $152,751, respectively         83,910          85,399
Property purchase costs,
  net of accumulated amortization of $43,240 and $42,824, respectively .         23,605          24,021
Sale proceeds due to the Partnership ...................................         39,265         536,727
Other assets ...........................................................         20,563           6,915
                                                                           ------------    ------------

      Total assets .....................................................   $ 11,040,931    $  7,476,337
                                                                           ============    ============



                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses ..................................   $    698,740    $    125,171
Distribution payable ...................................................        556,358         556,358
                                                                           ------------    ------------

      Total liabilities ................................................      1,255,098         681,529
                                                                           ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ...................................................         14,000          14,000
    Limited Partners ...................................................     24,837,000      24,837,000
                                                                           ------------    ------------

                                                                             24,851,000      24,851,000

  Less:
    Accumulated distributions to partners ..............................    (12,982,397)    (12,982,397)
    Offering costs .....................................................     (2,689,521)     (2,689,521)
    Accumulated gain (losses) ..........................................        606,751      (2,384,274)
                                                                           ------------    ------------

      Total partners' capital ..........................................      9,785,833       6,794,808
                                                                           ------------    ------------

      Total liabilities and partners' capital ..........................   $ 11,040,931    $  7,476,337
                                                                           ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                  For the three months ended
                                                                           March 31,
                                                                  --------------------------
                                                                     2008            2007
                                                                  -----------    -----------
Share of income from partnerships .............................   $   118,454    $   278,042
                                                                  -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest ..................................................        69,464         18,049
                                                                  -----------    -----------


  Expenses:
    General and administrative ................................       113,785        105,065
    Professional fees .........................................        32,618         28,219
    Management fee ............................................        23,802         23,802
    Amortization of deferred costs ............................         1,905          3,546
                                                                  -----------    -----------

                                                                      172,110        160,632
                                                                  -----------    -----------

      Total other revenue and expenses ........................      (102,646)      (142,583)
                                                                  -----------    -----------

Income before gain on disposition of investment in partnerships        15,808        135,459
                                                                  -----------    -----------

Gain on disposition of investment in partnerships,
  net of disposition fees .....................................     2,975,217      6,617,971
                                                                  -----------    -----------

Net income ....................................................     2,991,025      6,753,430

Accumulated losses, beginning of period .......................    (2,384,274)    (8,882,408)
                                                                  -----------    -----------

Accumulated gain (losses), end of period ......................   $   606,751    $(2,128,978)
                                                                  ===========    ===========



Net income allocated to General Partners (3%) .................   $    89,731    $   202,603
                                                                  ===========    ===========


Net income allocated to Limited Partners (97%) ................   $ 2,901,294    $ 6,550,827
                                                                  ===========    ===========


Net income per unit of Limited Partner Interest,
  based in 24,747 units outstanding ...........................   $    117.24    $    264.71
                                                                  ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the three months ended
                                                                                          March 31,
                                                                                  --------------------------
                                                                                      2008         2007
                                                                                  -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $ 2,991,025    $ 6,753,430

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (118,454)      (278,042)
    Amortization of deferred costs ............................................         1,905          3,546
    Gain on disposition of investment in partnerships,
      net of disposition fees .................................................    (2,975,217)    (6,617,971)

    Changes in assets and liabilities:
      (Increase) decrease in other assets .....................................       (13,648)            84
      Increase in accounts payable and accrued expenses .......................        26,269        516,685
                                                                                  -----------    -----------

        Net cash (used in) provided by operating activities ...................       (88,120)       377,732
                                                                                  -----------    -----------

Cash flows from investing activities:

  Proceeds from disposition of investment in partnerships .....................     7,431,054      7,486,482
  Collection of sale proceeds due to the Partnership ..........................       517,428           --
  Disposition fee paid to a related party .....................................      (917,500)      (530,000)
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................     7,030,980      6,956,482
                                                                                  -----------    -----------

Net increase in cash and cash equivalents .....................................     6,942,860      7,334,214

Cash and cash equivalents, beginning of period ................................     1,743,709      1,441,126
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 8,686,569    $ 8,775,340
                                                                                  ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of March 31, 2008, and the results of its operations and its cash flows for the three month periods ended March 31, 2008 and 2007. The results of operations for the interim period ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2007.

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



2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Advance to Local Partnership
     ----------------------------

     As of both March 31, 2008 and December 31, 2007, the Partnership had advanced funds, including accrued interest, totaling $290,896 to ARA Associates -- Shangri-La Ltd. (Shallowford Oaks). For financial reporting purposes, this loan has been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold. Cash proceeds received by the
Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of June 27, 2008, no payments of principal or interest have been received on this purchase money note. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at March 31, 2008 and December 31, 2007, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk. The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

c.   Completed sales
     ---------------

                                   Court Place
                                   -----------

     On March 31, 2008, the Partnership's interest in Court Place was sold. The sale resulted in net gain on disposition of investment in partnerships of $0 for financial statement purposes in 2008 and approximately $205,000 for federal tax purposes. In accordance with the terms of the Partnership Agreement, in April 2008, the Managing General Partner was paid a disposition fee of $246,690 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships at March 31, 2008.

     Due to the sale of the Partnership's interest in Court Place, the Partnership's basis, which totaled $204,592, net of an impairment loss of $1,428,802 at December 31, 2007, had been reclassified to investment in partnerships held for sale in the accompanying balance sheet at that date. Net capitalized acquisition fees and property purchase costs were reduced to zero.

                                Frederick Heights
                                -----------------

     On March 30, 2007, Frederick Heights was sold. Gross cash sale proceeds received and receivable by the Partnership total $8,423,388. The sale resulted in net gain on disposition of investment in partnerships of $7,335,473 for financial statement purposes in 2007 and a total gain of $9,563,599 for federal tax purposes. In accordance with the terms of the Partnership Agreement, in April 2007, the Managing General Partner was paid

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


2. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

a disposition fee of $530,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships at March 31, 2007. During the second quarter of 2007, gain on disposition of investment in partnerships was increased $155,377, of which $3,969 was received in the second quarter and $151,408 was received in July 2007. The Partnership received $55,045 in August 2007 and September 2007, which is recorded as gain on disposition of investment in partnerships at September 30, 2007. In March 2008, the Partnership received $507,078 for reserves which had been held in escrow by the title company, which was included in gain on disposition of investment in partnerships at December 31, 2007 for financial statement purposes.

                                  Lihue Gardens
                                  -------------

     On December 30, 2005, the property owned by Lihue Associates (Lihue Gardens) was sold. Gross cash sale proceeds received March 1, 2006 by the Partnership totaled $1,524,292. The sale resulted in net gain on disposition of investment in partnership of $1,356,733 for financial statement purposes and in total gain of $2,030,688 for federal tax purposes. In accordance with the terms of the Partnership Agreement, in March 2006, the Managing General Partner was paid a disposition fee of $86,000 related to the sale. The fee was accrued and netted against the related gain on disposition of investment in partnership at December 31, 2005. The Local Partnership was withholding reserves for contingent liabilities. In December 2007, the Partnership received additional proceeds related to the reserves of $62,786, which is included in gain on disposition of investment in partnerships at December 31, 2007 for financial statement purposes, and resulted in loss of $690,917 for federal tax purposes.

                                  Linden Place
                                  ------------

     On November 1, 2007, a contract for the sale of the Partnership's interest in Linden Place was signed. On January 1, 2008, the Partnership's interest in Linden Place was sold. The sale resulted in net gain on disposition of investment in partnerships of $2,796,506 for financial statement purposes in 2008 and approximately $5,154,000 for federal tax purposes. In accordance with the terms of the Partnership Agreement, in January 2008, the Managing General Partner was paid a disposition fee of $917,500 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships in January 2008. In May 2008, the Partnership received a cash flow distribution of $39,265 which is accrued and included in net gain on disposition of investment in partnerships at March 31, 2008.

     The Partnership's basis, along with unamortized acquisition fees and property purchase costs, which totaled $2,775,259 as of December 31 2007, had been reclassified to investment in partnerships held for sale in the accompanying balance sheet at that date.

                                    Park Glen
                                    ---------

     On March 31, 2008, the Partnership's interest in Park Glen was sold. The sale resulted in net gain on disposition of investment in partnerships of $38,518 for financial statement purposes in 2008 and approximately $2,272,000 for federal tax purposes. In accordance with the terms of the Partnership Agreement, in April 2008, the Managing General Partner was paid a disposition fee of $300,610 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships at March 31, 2008.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


2. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Due to the sale of the Partnership's interest in Park Glen, the Partnership's basis, along with net unamortized acquisition fees and property purchase costs, which totaled $21,344 at December 31, 2007, had been reclassified to investment in partnerships held for sale in the accompanying balance sheet at that date.

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

                                  Warner House
                                  ------------

     On October 22, 2007, a contract for the sale of the Partnership's interest in Warner House was signed. On March 31, 2008, the Partnership's interest in Warner House was sold. The sale resulted in net gain on disposition of investment in partnerships of $140,193 for financial statement purposes in 2008 and approximately $1,531,000 for federal tax purposes.

     Due to the sale of the Partnership's interest in Warner House, the Partnership's basis, along with net unamortized acquisition fees and property purchase costs, which totaled $9,807 as of December 31, 2007, had been reclassified to investment in partnerships held for sale in the accompanying balance sheet at that date.

d.   Assets held for sale
     --------------------

                                New Sharon Woods
                                ----------------

     On December 31, 2006, a contract for the sale of the Partnership's interest in New Sharon Woods was signed. Due to the possible sale of the Partnership's interest in New Sharon Woods, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees, which totaled $9,192 at both March 31, 2008 and December 31, 2007, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets. The sale is scheduled to close during the third quarter of 2008. There is no assurance that a sale of the Partnership's interest will occur.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


2. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

e.   Summarized financial information
     --------------------------------

     Combined statements of operations for the six and eleven Local Partnerships in which the Partnership was invested as of March 31, 2008 and 2007, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of Local Partnership net income.

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             For the three months ended
                                                                      March 31,
                                               -----------------------------------------------------------
                                                          2008                            2007
                                               --------------------------       --------------------------
                                                 Equity                           Equity
                                                 Method        Suspended          Method        Suspended
                                               ----------      ----------       ----------      ----------
     Number of Local Partnerships                  2               4                5               6
                                                   =               =                =               =

     Revenue:
       Rental                                  $  693,526      $  860,771       $2,065,928      $1,275,043
       Other                                       46,494          34,229          156,152          56,066
                                               ----------      ----------       ----------      ----------

         Total revenue                            740,020         895,000        2,222,080       1,331,109
                                               ----------      ----------       ----------      ----------

     Expenses:
       Operating                                  342,503         593,970        1,023,114         725,283
       Interest                                   155,480         170,154          507,596         379,937
       Depreciation and amortization              121,156          96,270          407,648         209,643
                                               ----------      ----------       ----------      ----------

         Total expenses                           619,139         860,394        1,938,358       1,314,863
                                               ----------      ----------       ----------      ----------

     Net income                                $  120,881      $   34,606       $  283,722      $   16,246
                                               ==========      ==========       ==========      ==========

     Cash distribution                         $       --      $       --       $       --      $       --
                                               ==========      ==========       ==========      ==========

     Partnership's share of Local
       Partnership net income                  $  118,454      $       --       $  278,042      $       --
                                               --------------------------       --------------------------

     Share of income from partnerships                  $118,454                       $278,042
                                                        ========                       ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


2. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

respective statements of operations and as cash receipts on the respective balance sheets. As of March 31, 2008 and 2007, the Partnership's share of cumulative losses to date for four of six and six of the eleven Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $5,059,903 and $6,063,934, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. For the three month periods ended March 31, 2008 and 2007, the Partnership paid $77,122 and $83,164, respectively. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended March 31, 2008 and 2007.

     In accordance with the terms of the Partnership Agreement as in effect at the time, in March 2006 the Managing General Partner was paid a disposition fee of $86,000 related to the sale of Lihue Gardens in December 2005, which was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2005. Pursuant to approval of the Partnership's Consent Solicitation Statement on October 17, 2006, the Managing General Partner may receive an increased property disposition fee from the Partnership on the same basis as such fees could be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests to the extent that CRI markets and sells the Partnership's assets instead of such persons. In accordance with the terms of the Partnership Agreement, in January 2007 the Managing General Partner was paid a disposition fee of $120,000 related to the sale of Sundance Apartments in December 2006, which was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2007. In accordance with the terms of the Partnership Agreement, in April 2007 the Managing General Partner was paid a disposition fee of $530,000 related to the sale of the Frederick Heights proeprty, which was netted against the related gain on disposition of investment in partnerships at March 31, 2007. In accordance with the terms of the Partnership Agreement, in January 2008 the Managing General Partner was paid a disposition fee of $917,500 related to the sale of the Partnership's interest in Linden Place, which was netted against the related gain on disposition of investment in partnerships at March 31, 2008. In accordance with the terms of the Partnership Agreement, in April 2008 the Managing General Partner was paid disposition fees of $246,690 and $300,610 related to the sales of the Partnership's interests in Court Place and Park Glen, respectively, which were netted against the related gain on disposition of investment in partnerships.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)

4.   CASH DISTRIBUTIONS

     On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners of which, in April 2008, $155,574 was paid to the state of Maryland for non-resident withholding and $400,784 will be paid to those Limited Partners not subject to withholding. This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights.

Cash concentration risk
-----------------------

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains three cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2008, the uninsured portion of the cash balances was $8,762,290.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2007. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for four Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships. The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

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

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and one Local Partnership has a mortgage loan financed by the RD agency. Four of the Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by HUD (the state housing agencies, RD and HUD, collectively, the "Agencies"). Currently, these Section 8 HAP contracts expire through 2026, and the Managing General Partner believes that, at expiration, the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgages and/or regulatory agreements to disallow prepayment of the mortgages or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships.

     In connection with renewals of the HAP Contracts under current law and policy, HUD has determined that the amount of rental assistance payments will be based on market rental instead of above market rentals (as may be the case under existing HAP Contracts). The payments under the renewed HAP Contracts may provide sufficient cash flow to permit owners of these properties to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA"). To address the reduction in payments under HAP Contracts as a result of this policy, HUD provides for the restructuring of mortgage loans insured by the FHA. An FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the borrower of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $8,130,211 net of the distribution payable as of March 31, 2008, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of June 27, 2008, there were no material commitments for capital expenditures.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2008, existing cash resources and cash provided by investing activities were adequate to support net cash used in operating activities. Cash and cash equivalents increased $6,942,860 during the three month period ended March 31, 2008, primarily due to proceeds from disposition of investment in partnerships.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners, of which, in April 2008, $155,574 was paid to the state of Maryland for non-resident withholding and $400,784 will be paid to those Limited Partners not subject to withholding. This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2008 decreased from the corresponding period in 2007, primarily due to decreases in gain on disposition of investment in partnerships and share of income from partnerships and increases in general and administrative expenses and professional fees, partially offset by increased interest revenue and lower amortization of deferred costs. Share of income from partnerships decreased primarily due to the cessation of income from a property sold in 2008. General and administrative expenses increased primarily due to higher reimbursed payroll costs. Professional fees increased due to higher audit costs. Interest revenue increased due to higher cash and cash equivalent balances in 2008.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2008 and 2007, did not include losses of $39,512 and $47,296, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2008.

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


Item 4. Controls and Procedures
        -----------------------

     In April 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the

Part II. FINANCIAL INFORMATION
Item 4. Controls and Procedures - Continued


realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5.  Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2008, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2008.

     There is no established market for the purchase and sale of units of limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

     On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners and of which, in April 2008, $155,574 was paid to the state of Maryland for non-resident withholding and $400,784 will be paid to those Limited Partners not subject to withholding. This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights


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



                           CAPITAL REALTY INVESTORS, LTD.
                           (Registrant)

                           by:  C.R.I., Inc.
                                -----------------------------------------------
                                Managing General Partner



June 27, 2008                   by:  /s/ H. William Willoughby
-------------                        -------------------------------------------
DATE                                 H. William Willoughby,
                                     Director, President, Secretary,
                                        Principal Financial Officer,
                                        and Principal Accounting Officer