Form 10-Q
period 2008-06-30
CAPITAL REALTY INVESTORS LTD
filed 2008-08-12
CIK 354521

--------------------------------------------------------------------------------



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------



                                    FORM 10-Q


                               ------------------



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008


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

Yes  |X|       No  |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer |_|  Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  |_|       No  |X|



--------------------------------------------------------------------------------

                         CAPITAL REALTY INVESTORS, LTD.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2008




                                                                           Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2008 and December 31, 2007...........................   1

         Statements of Operations and Accumulated Gain (Losses)
           - for the three and six months ended June 30, 2008 and 2007.....   2

         Statements of Cash Flows
           - for the six months ended June 30, 2008 and 2007...............   3

         Notes to Financial Statements
           - June 30, 2008 and 2007........................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  12

Item 4.  Controls and Procedures...........................................  15


Part II - OTHER INFORMATION

Item 5.  Other Information.................................................  15

Item 6.  Exhibits..........................................................  16

Signature..................................................................  17

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2008            2007
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  2,123,132    $  2,059,372
Investment in partnerships held for sale ..........................................          9,192       3,020,194
Cash and cash equivalents .........................................................      7,910,939       1,743,709
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $155,729 and $152,751, respectively ..........         82,421          85,399
Property purchase costs,
  net of accumulated amortization of $43,656 and $42,824, respectively ............         23,189          24,021
Sale proceeds due to the Partnership ..............................................           --           536,727
Other assets ......................................................................         16,445           6,915
                                                                                      ------------    ------------

      Total assets ................................................................   $ 10,165,318    $  7,476,337
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     95,919    $    125,171
Distribution payable ..............................................................        400,784         556,358
                                                                                      ------------    ------------

      Total liabilities ...........................................................        496,703         681,529
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................    (12,982,397)    (12,982,397)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated gain (losses) .....................................................        489,533      (2,384,274)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      9,668,615       6,794,808
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $ 10,165,318    $  7,476,337
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                     For the three months ended    For the six months ended
                                                               June 30,                     June 30,
                                                     ---------------------------   --------------------------
                                                         2008           2007           2008          2007
                                                     ------------   ------------   -----------    -----------
Share of (loss) income from partnerships .........   $   (18,724)   $   245,510    $    99,730    $   523,552
                                                     -----------    -----------    -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest and other ...........................        55,508        105,144        124,972        123,193
                                                     -----------    -----------    -----------    -----------

  Expenses:
    General and administrative ...................        95,677         89,336        209,463        194,400
    Professional fees ............................        32,618         29,194         65,235         57,413
    Management fee ...............................        23,802         23,802         47,604         47,604
    Amortization of deferred costs ...............         1,905          3,546          3,810          7,092
                                                     -----------    -----------    -----------    -----------

                                                         154,002        145,878        326,112        306,509
                                                     -----------    -----------    -----------    -----------

      Total other revenue and expenses ...........       (98,494)       (40,734)      (201,140)      (183,316)
                                                     -----------    -----------    -----------    -----------


(Loss) income before gain on disposition of
  investment in partnerships .....................      (117,218)       204,776       (101,410)       340,236
                                                     -----------    -----------    -----------    -----------

Gain on disposition of investment in partnerships,
  net of disposition fees ........................          --          155,378      2,975,217      6,773,348
                                                     -----------    -----------    -----------    -----------


Net (loss) income ................................      (117,218)       360,154      2,873,807      7,113,584

Accumulated losses, beginning of period ..........       606,751     (2,128,978)    (2,384,274)    (8,882,408)
                                                     -----------    -----------    -----------    -----------

Accumulated gain (losses), end of period .........   $   489,533    $(1,768,824)   $   489,533    $(1,768,824)
                                                     ===========    ===========    ===========    ===========


Net (loss) income allocated to
  General Partners (3%) ..........................   $    (3,517)   $    10,805    $    86,214    $   213,408
                                                     ===========    ===========    ===========    ===========


Net (loss) income allocated to
  Limited Partners (97%) .........................   $  (113,701)   $   349,349    $ 2,787,593    $ 6,900,176
                                                     ===========    ===========    ===========    ===========


Net (loss) income per unit of Limited Partner
  Interest, based on 24,747 units outstanding ....   $     (4.59)   $     14.12    $    112.64    $    278.83
                                                     ===========    ===========    ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the six months ended
                                                                                            June 30,
                                                                                  ---------------------------
                                                                                      2008           2007
                                                                                  -----------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $ 2,873,807    $ 7,113,584

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (99,730)      (523,552)
    Amortization of deferred costs ............................................         3,810          7,092
    Gain on disposition of investment in partnerships,
      net of disposition fees .................................................    (2,975,217)    (6,773,348)

    Changes in assets and liabilities:
      Increase in other assets ................................................        (9,530)       (27,164)
      Decrease in accounts payable and accrued expenses .......................       (29,252)      (181,725)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (236,112)      (385,113)
                                                                                  -----------    -----------

Cash flows from investing activities:

  Proceeds from disposition of investment in partnerships .....................     7,451,019      7,490,451
  Collection of sale proceeds due to the Partnership ..........................       536,727        219,403
  Disposition fee paid to a related party .....................................    (1,464,800)      (530,000)
  Receipt of distribution from partnership ....................................        35,970         88,612
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................     6,558,916      7,268,466
                                                                                  -----------    -----------

Cash flows from financing activities:
  Tax distribution on behalf of Additional Limited Partners ...................      (155,574)          --
                                                                                  -----------    -----------

Net increase in cash and cash equivalents .....................................     6,167,230      6,883,353

Cash and cash equivalents, beginning of period ................................     1,743,709      1,441,126
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 7,910,939    $ 8,324,479
                                                                                  ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of June 30, 2008, and the results of its operations for the three and six month periods ended June 30, 2008 and 2007, and its cash flows for the six month periods ended June 30, 2008 and 2007. The results of operations for the interim periods ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

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



2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Advance to Local Partnership
     ----------------------------

     As of both June 30, 2008 and December 31, 2007, the Partnership had advanced funds, including accrued interest, totaling $290,896 to ARA Associates -- Shangri-La Ltd. (Shallowford Oaks). For financial reporting purposes, this loan has been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the local managing general partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold. Cash proceeds received by the
Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of August 12, 2008, no payments of principal or interest have been received on this purchase money note. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at June 30, 2008 and December 31, 2007, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk. The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

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

                             June 30, 2008 and 2007

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

d.   Assets held for sale
     --------------------

                                New Sharon Woods
                                ----------------

     On December 31, 2006, a contract for the sale of the Partnership's interest in New Sharon Woods was signed. Due to the possible sale of the Partnership's interest in New Sharon Woods, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees, which totaled $9,192 at both June 30, 2008 and December 31, 2007, has been reclassified to investment in partnerships held for sale in the accompanying balance sheets. The sale is

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

scheduled to close during the fourth quarter of 2008. There is no assurance that a sale of the Partnership's interest will occur.

e.   Summarized financial information
     --------------------------------

     Combined statements of operations for the six and eleven Local Partnerships in which the Partnership was invested as of June 30, 2008 and 2007, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of Local Partnership net income.


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                   For the three months ended
                                                                             June 30,
                                                   ------------------------------------------------------------
                                                              2008                               2007
                                                   ------------------------------------------------------------
                                                     Equity                             Equity
                                                     Method        Suspended            Method       Suspended
                                                   ----------      ----------         ----------     ----------
         Number of Local Partnerships                  2               4                  5              6
                                                       =               =                  =              =

         Revenue:
           Rental                                  $  673,340      $  860,771         $2,094,903     $1,275,043
           Other                                      (27,990)         34,229              4,783         56,066
                                                   ----------      ----------         ----------     ----------

             Total revenue                            645,350         895,000          2,099,686      1,331,109
                                                   ----------      ----------         ----------     ----------

         Expenses:
           Operating                                  396,531         593,970            942,469        725,283
           Interest                                   155,480         170,154            507,596        379,937
           Depreciation and amortization              121,156          96,270            407,648        209,643
                                                   ----------      ----------         ----------     ----------

             Total expenses                           673,167         860,394          1,857,713      1,314,863
                                                   ----------      ----------         ----------     ----------

         Net (loss) income                         $  (27,817)     $   34,606         $  241,973     $   16,246
                                                   ==========      ==========         ==========     ==========

         Cash distributions                        $   27,437      $       --         $   80,228     $    8,384
                                                   ==========      ==========         ==========     ==========

         Cash distribution recorded
           as reduction of investments
           in partnerships                         $   27,437      $       --         $       --     $       --
                                                   ==========      ==========         ==========     ==========

         Cash distributions recorded
           as income                               $       --      $    8,533 (1)     $       --     $    8,384

         Partnership's share of Local
           Partnership net (loss) income              (27,257)             --            237,126             --
                                                   --------------------------         -------------------------

         Share of (loss) income from partnerships           $(18,724)                          $245,510
                                                            ========                           ========

         (1) Includes Warner House sold in March 2008.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                 For the six months ended
                                                                          June 30,
                                                   ------------------------------------------------------------
                                                              2008                               2007
                                                   ------------------------------------------------------------
                                                     Equity                             Equity
                                                     Method        Suspended            Method       Suspended
                                                   ----------      ----------         ----------     ----------
         Number of Local Partnerships                  2               4                   5             6
                                                       =               =                   =             =

         Revenue:
           Rental                                  $1,366,866      $1,721,542         $4,160,831     $2,550,086
           Other                                       18,504          68,459            160,934        112,132
                                                   ----------      ----------         ----------     ----------

             Total revenue                          1,385,370       1,790,001          4,321,765      2,662,218
                                                   ----------      ----------         ----------     ----------

         Expenses:
           Operating                                  739,034       1,187,940          1,965,583      1,450,566
           Interest                                   310,961         340,307          1,015,191        759,874
           Depreciation and amortization              242,313         192,541            815,297        419,286
                                                   ----------      ----------         ----------     ----------

             Total expenses                         1,292,308       1,720,788          3,796,071      2,629,726
                                                   ----------      ----------         ----------     ----------

         Net income                                $   93,062      $   69,213         $  525,694     $   32,492
                                                   ==========      ==========         ==========     ==========

         Cash distributions                        $   27,437      $       --         $   80,228     $    8,384
                                                   ==========      ==========         ==========     ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                         $   27,437      $       --         $   80,228     $       --
                                                   ==========      ==========         ==========     ==========

         Cash distributions recorded
           as income                               $       --      $    8,533 (1)     $       --     $    8,384

         Partnership's share of Local
           Partnership net income                      91,197              --            515,168             --
                                                   --------------------------         -------------------------

         Share of income from partnerships                  $99,730                             $523,552
                                                            =======                             ========

         (1) Includes Warner House sold in March 2008.


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of June 30, 2008 and 2007, the Partnership's share of cumulative losses to date for four of six and six of the eleven Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $5,026,917 and $6,044,424, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS - Continued

direct expenses in connection with managing the Partnership. The Partnership paid $103,145 and $180,267 for the three and six month periods ended June 30, 2008, respectively, and $100,604 and $183,768 for the three and six month periods ended June 30, 2007, respectively. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended June 30, 2008 and 2007 and $47,604 for each of the six month periods ended June 30, 2008 and 2007.

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


4.   CASH DISTRIBUTIONS

     On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners. From the distribution amount, in April 2008, $155,574 was paid to the state of Maryland for non-resident withholding and the excess amount of taxes withheld of $400,784 was paid to Limited Partners in July 2008. This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


4.   CASH DISTRIBUTIONS - Continued

Cash concentration risk
-----------------------

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains three cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2008, the uninsured portion of the cash balances was $8,045,485.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $7,510,155 net of the distribution payable as of June 30, 2008, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 12, 2008, there were no material commitments for capital expenditures.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2008, existing cash resources and cash

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


provided by investing activities were adequate to support net cash used in operating activities. Cash and cash equivalents increased $6,167,230 during the six month period ended June 30, 2008, primarily due to proceeds from disposition of investment in partnerships.

     On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners. From the distribution amount, in April 2008, $155,574 was paid to the state of Maryland for non-resident withholding and the excess amount of taxes withheld of $400,784 was paid to Limited Partners in July 2008. This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss for the three month period ended June 30, 2008 compared to net income during the corresponding period in 2007, primarily due to decreases in share of income from partnerships, gain on disposition of investment in partnerships and interest revenue, and increases in general and administrative expenses and professional fees. Share of income from partnerships decreased primarily due to the cessation of income from properties which have been sold, and decreased rental income and higher operating expenses at one property. Interest revenue decreased due to higher cash and cash equivalent balances during the first quarter of 2008. General and administrative expenses increased primarily due to higher reimbursed payroll costs. Professional fees increased due to higher audit costs.

     The Partnership's net income for the six month period ended June 30, 2008 decreased from the corresponding period in 2007, primarily due to decreases in gain on disposition of investment in partnerships and share of income from partnerships and increased in general and administrative expenses and professional fees, partially offset by increased interest revenue and deceased amortization of deferred costs. Share of income from partnerships decreased and increases in general and administrative expenses and professional fees are as stated above. Interest revenue increased due to higher cash and cash equivalent balances in 2008.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2008, did not include losses of $39,513 and $79,025, respectively, compared to excluded losses of $47,296 and $94,592, respectively, for the three and six month periods ended June 30, 2007.

     No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2008.

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

Part II. FINANCIAL INFORMATION
Item 4. Controls and Procedures


     In July 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2008, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2008.

     There is no established market for the purchase and sale of units of limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

     On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners. From the distribution amount, in April 2008, $155,574 was paid to the state of Maryland for non-resident withholding and the excess amount of taxes withheld of $400,784 was paid to Limited Partners in July 2008. This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights.

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



                                  CAPITAL REALTY INVESTORS, LTD.
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner



August 12, 2008                        by:  /s/ H. William Willoughby
---------------                             ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer,
                                              and Principal Accounting Officer