Form 10-Q
period 2008-09-30
CAPITAL REALTY INVESTORS LTD
filed 2008-11-12
CIK 354521

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

                For the quarterly period ended September 30, 2008


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

                         CAPITAL REALTY INVESTORS, LTD.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2008




                                                                         Page
                                                                         ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2008 and December 31, 2007...................   1

         Statements of Operations and Accumulated Gain (Losses)
           - for the three and nine months ended
             September 30, 2008 and 2007................................   2

         Statements of Cash Flows
           - for the nine months ended September 30, 2008 and 2007......   3

         Notes to Financial Statements
           - September 30, 2008 and 2007................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  12

Item 4.  Controls and Procedures........................................  15


Part II - OTHER INFORMATION

Item 5.  Other Information..............................................  15

Item 6.  Exhibits.......................................................  16

Signature...............................................................  17

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                     September 30,    December 31,
                                                                                         2008            2007
                                                                                     ------------     ------------
                                                                                      (Unaudited)
Investments in and advances to partnerships .......................................   $  2,206,288    $  2,059,372
Investment in partnerships held for sale ..........................................           --         3,020,194
Cash and cash equivalents .........................................................      7,416,005       1,743,709
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $169,950 and $152,751, respectively ..........         89,205          85,399
Property purchase costs,
  net of accumulated amortization of $44,072 and $42,824, respectively ............         22,773          24,021
Sale proceeds due to the Partnership ..............................................           --           536,727
Other assets ......................................................................         15,372           6,915
                                                                                      ------------    ------------

      Total assets ................................................................   $  9,749,643    $  7,476,337
                                                                                      ============    ============




                                                  LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     82,679    $    125,171
Distribution payable ..............................................................           --           556,358
                                                                                      ------------    ------------

      Total liabilities ...........................................................         82,679         681,529
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................    (12,985,078)    (12,982,397)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated gain (losses) .....................................................        490,563      (2,384,274)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      9,666,964       6,794,808
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  9,749,643    $  7,476,337
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                     For the three months ended     For the nine months ended
                                                            September 30,                 September 30,
                                                     --------------------------    --------------------------
                                                         2008           2007           2008           2007
                                                     -----------    -----------    -----------    -----------
Share of income from partnerships ................   $    63,156    $   288,639    $   162,886    $   812,191
                                                     -----------    -----------    -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest and other ...........................        50,479         57,100        175,451        180,294
                                                     -----------    -----------    -----------    -----------

  Expenses:
    General and administrative ...................        75,438         77,847        284,901        272,249
    Management fee ...............................        23,802         23,802         71,406         71,406
    Professional fees ............................        10,541         36,218         75,776         93,631
    Amortization of deferred costs ...............         2,824         13,332          6,634         20,424
                                                     -----------    -----------    -----------    -----------

                                                         112,605        151,199        438,717        457,710
                                                     -----------    -----------    -----------    -----------

      Total other revenue and expenses ...........       (62,126)       (94,099)      (263,266)      (277,416)
                                                     -----------    -----------    -----------    -----------


Income (loss) before gain on disposition of
  investment in partnerships .....................         1,030        194,540       (100,380)       534,775
                                                     -----------    -----------    -----------    -----------

Gain on disposition of investment in partnerships,
  net of disposition fees ........................          --           55,045      2,975,217      6,828,394

Impairment loss ..................................          --         (339,555)          --         (339,555)
                                                     -----------    -----------    -----------    -----------


Net income (loss) ................................         1,030        (89,970)     2,874,837      7,023,614

Accumulated gain (losses), beginning of period ...       489,533     (1,768,824)    (2,384,274)    (8,882,408)
                                                     -----------    -----------    -----------    -----------

Accumulated gain (losses), end of period .........   $   490,563    $(1,858,794)   $   490,563    $(1,858,794)
                                                     ===========    ===========    ===========    ===========


Net income (loss) allocated to
  General Partners (3%) ..........................   $        31    $    (2,699)   $    86,245    $   210,708
                                                     ===========    ===========    ===========    ===========


Net income (loss) allocated to
  Limited Partners (97%) .........................   $       999    $   (87,271)   $ 2,788,592    $ 6,812,906
                                                     ===========    ===========    ===========    ===========


Net income (loss) per unit of Limited Partner
  Interest, based on 24,747 units outstanding ....   $       .04    $     (3.53)   $    112.68    $    275.30
                                                     ===========    ===========    ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                         September 30,
                                                                                  ---------------------------
                                                                                      2008           2007
                                                                                  -----------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $ 2,874,837    $ 7,023,614

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (162,886)      (812,191)
    Amortization of deferred costs ............................................         6,634         20,424
    Gain on disposition of investment in partnerships,
      net of disposition fees .................................................    (2,975,217)    (6,828,394)
    Impairment loss ...........................................................          --          339,555

    Changes in assets and liabilities:
      (Increase) decrease in other assets .....................................        (8,457)           928
      Decrease in accounts payable and accrued expenses .......................       (42,492)      (127,192)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (307,581)      (383,256)
                                                                                  -----------    -----------

Cash flows from investing activities:

  Proceeds from disposition of investment in partnerships .....................     7,451,019      7,764,900
  Collection of sale proceeds due to the Partnership ..........................       536,727        151,409
  Disposition fee paid to a related party .....................................    (1,464,800)      (530,000)
  Receipt of distribution from partnership ....................................        35,969        158,815
  Advance to local partnership ................................................       (20,000)          --
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................     6,538,915      7,545,124
                                                                                  -----------    -----------

Cash flows from financing activities:
  Distribution to Limited Partners ............................................      (403,464)    (6,818,248)
  Tax distribution on behalf of Additional Limited Partners ...................      (155,574)          --
                                                                                  -----------    -----------

        Net cash used in financing activities .................................      (559,038)    (6,818,248)
                                                                                  -----------    -----------


Net increase in cash and cash equivalents .....................................     5,672,296        343,620

Cash and cash equivalents, beginning of period ................................     1,743,709      1,441,126
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 7,416,005    $ 1,784,746
                                                                                  ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of September 30, 2008, and the results of its operations for the three and nine month periods ended September 30, 2008 and 2007, and its cash flows and partners' capital for the nine month periods ended September 30, 2008 and 2007. The results of operations for the interim periods ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2007 annual report on Form 10-KSB.

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



2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Advance to Local Partnership
     ----------------------------

     On August 15, 2008, the Partnership advanced $20,000 to ARA Associates -- Shangri-La Ltd. (Shallowford Oaks) to fund costs associated with refinancing. As of September 30, 2008 and December 31, 2007, the Partnership had advanced funds, including accrued interest, totaling $310,896 and $290,896, respectively, to Shallowford Oaks. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the Local Managing General Partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold. Cash proceeds received by the
Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of November 12, 2008, no payments of principal or interest have been received on this purchase money note. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at September 30, 2008 and December 31, 2007, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk. The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

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

                                Frederick Heights
                                -----------------

     On March 30, 2007, Frederick Heights was sold. Gross cash sale proceeds received and receivable by the Partnership totaled $8,423,388. The sale resulted in net gain on disposition of investment in partnerships of $7,335,473 for financial statement purposes in 2007 and a total gain of $9,563,599 for federal tax purposes. In accordance with the terms of the Partnership Agreement, in

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

April 2007, the Managing General Partner was paid a disposition fee of $530,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships at March 31, 2007. During the second quarter of 2007, gain on disposition of investment in partnerships was increased $155,377, of which $3,969 was received in the second quarter and $151,408 was received in July 2007. The Partnership received $55,045 in August 2007 and September 2007, which is recorded as gain on disposition of investment in partnerships at September 30, 2007. In March 2008, the Partnership received $507,078 for reserves which had been held in escrow by the title company, which was included in gain on disposition of investment in partnerships at December 31, 2007 for financial statement purposes.

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

                           September 30, 2008 and 2007

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

d.   Assets held for sale
     --------------------

                                New Sharon Woods
                                ----------------

     On December 31, 2006, a contract for the sale of the Partnership's interest in New Sharon Woods was signed. Due to the possible sale of the Partnership's interest in New Sharon Woods, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees, which totaled $9,192 at December 31, 2007, had been reclassified to investment in partnerships held for sale in

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


2. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

the accompanying balance sheet at that date. As the contract expired effective September 2008, the Partnership's basis in New Sharon Woods, along with associated acquisition fees, which had been reclassified to investment in partnerships held for sale were returned to their respective operating accounts.

e.   Summarized financial information
     --------------------------------

     Combined statements of operations for the six and eleven Local Partnerships in which the Partnership was invested as of September 30, 2008 and 2007, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of Local Partnership net income.

                                     COMBINED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                                For the three months ended
                                                                       September 30,
                                               ------------------------------------------------------------
                                                          2008                               2007
                                               --------------------------         -------------------------
                                                 Equity                             Equity
                                                 Method        Suspended            Method       Suspended
                                               ----------      ----------         ----------     ----------
     Number of Local Partnerships                  2               4                  5              6
                                                   =               =                  =              =

     Revenue:
       Rental                                  $  701,730      $  860,771         $2,072,677     $1,275,043
       Other                                       15,528          34,229            118,355         56,066
                                               ----------      ----------         ----------     ----------
         Total revenue                            717,258         895,000          2,191,032      1,331,109
                                               ----------      ----------         ----------     ----------

     Expenses:
       Operating                                  355,765         593,970          1,014,230        725,283
       Interest                                   155,480         170,154            507,596        379,937
       Depreciation and amortization              121,156          96,270            407,648        209,643
                                               ----------      ----------         ----------     ----------
         Total expenses                           632,401         860,394          1,929,474      1,314,863
                                               ----------      ----------         ----------     ----------
     Net (loss) income                         $   84,857      $   34,606         $  261,558     $   16,246
                                               ==========      ==========         ==========     ==========
     Cash distributions                        $       --      $       --         $   37,889     $   32,313
                                               ==========      ==========         ==========     ==========
     Cash distribution recorded
       as reduction of investments
       in partnerships                         $       --      $       --         $   37,889     $       --
                                               ==========      ==========         ==========     ==========
     Cash distributions recorded
       as income                               $       --      $       --         $       --     $   32,313

     Partnership's share of Local
       Partnership net (loss) income               83,156              --            256,326             --

     Advance to local partnership                      --         (20,000)                --             --
                                               --------------------------         -------------------------
     Share of (loss) income from
       partnerships                                     $63,156                            $288,639
                                                        =======                            ========

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                    For the nine months ended
                                                                          September 30,
                                                ------------------------------------------------------------
                                                           2008                              2007
                                                --------------------------         -------------------------
                                                  Equity                             Equity
                                                  Method        Suspended            Method       Suspended
                                                ----------      ----------         ----------     ----------
      Number of Local Partnerships                  2               4                   5             6
                                                    =               =                   =             =
      Revenue:
        Rental                                  $2,068,596      $2,582,313         $6,233,508     $3,825,128
        Other                                       34,032         102,688            279,289        168,197
                                                ----------      ----------         ----------     ----------
          Total revenue                          2,102,628       2,685,001          6,512,797      3,993,325
                                                ----------      ----------         ----------     ----------

      Expenses:
        Operating                                1,094,799       1,781,909          2,979,813      2,175,849
        Interest                                   466,441         510,461          1,522,787      1,139,810
        Depreciation and amortization              363,469         288,811          1,222,945        628,928
                                                ----------      ----------         ----------     ----------
          Total expenses                         1,924,709       2,581,181          5,725,545      3,944,587
                                                ----------      ----------         ----------     ----------
      Net income                                $  177,919      $  103,820         $  787,252     $   48,738
                                                ==========      ==========         ==========     ==========
      Cash distributions                        $   27,437      $       --         $  118,118     $   40,697
                                                ==========      ==========         ==========     ==========
      Cash distributions recorded
        as reduction of investments
        in partnerships                         $   27,437      $       --         $  118,118     $       --
                                                ==========      ==========         ==========     ==========
      Cash distributions recorded
        as income                               $       --      $    8,533 (1)     $       --     $   40,697

      Partnership's share of Local
        Partnership net income                     174,353              --            771,494             --

      Advance to local partnership                      --         (20,000)                --             --
                                                --------------------------         -------------------------

      Share of income from partnerships                  $162,886                            $812,191
                                                         ========                            ========

      (1) Includes Warner House sold in March 2008.


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of September 30, 2008 and 2007, the Partnership's share of cumulative losses to date for four of six and six of the eleven Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $4,993,928 and $6,024,914, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. The Partnership paid $66,414 and $246,681 for the three and nine month periods ended September 30, 2008, respectively, and $56,392 and $240,160 for the three and nine month periods ended September 30, 2007, respectively. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended September 30, 2008 and 2007 and $71,406 for each of the nine month periods ended September 30, 2008 and 2007.

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


4.   CASH DISTRIBUTIONS

     On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners. From the distribution amount, in April 2008, $155,574 was paid to the state of Maryland for non-resident withholding, and the excess amount of taxes withheld of $403,464 was paid to Limited Partners in July 2008. This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


4.   CASH DISTRIBUTIONS - Continued

Cash concentration risk
-----------------------

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains three cash accounts with the same bank. As of September 30, 2008, the uninsured portion of the cash balances was $7,579,470.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $7,416,005, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 12, 2008, there were no material commitments for capital expenditures.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2008, existing cash resources and

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


cash provided by investing activities were adequate to support net cash used in operating activities. Cash and cash equivalents increased $5,672,296 during the nine month period ended September 30, 2008, primarily due to proceeds from disposition of investment in partnerships, partially offset by distributions paid and operating expenses paid in cash.

     On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners. From the distribution amount, in April 2008, $155,574 was paid to the state of Maryland for non-resident withholding, and the excess amount of taxes withheld of $403,464 was paid to Limited Partners in July 2008. This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights.

                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three month period ended September 30, 2008 compared to net loss during the corresponding period in 2007, primarily due to an impairment loss recognized in 2007 and lower professional fees, partially offset by lower share of income from partnerships. Professional fees are lower due to a reduction in audit fee expense associated with the timing of services provided. Share of income from partnerships decreased primarily due to the cessation of income from properties which have been sold.

     The Partnership's net income for the nine month period ended September 30, 2008 decreased from the corresponding period in 2007, primarily due to decreases in gain on disposition of investment in partnerships and share of income from partnerships and increased general and administrative expenses, partially offset by lower professional fees. Share of income from partnerships decreased primarily due to the cessation of income from properties sold and lower rental revenue and higher operating expenses at one property. General and administrative expenses increased primarily due to higher reimbursed payroll costs. Professional fees decreased as stated above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2008, did not include losses of $39,513 and $118,537, respectively, compared to excluded losses of $47,297 and $141,889, respectively, for the three and nine month periods ended September 30, 2007.

     No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2008.

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

Part II. FINANCIAL INFORMATION
Item 4. Controls and Procedures


     In October 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2008, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2008.

     There is no established market for the purchase and sale of units of limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

     On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners. From the distribution amount, in April 2008, $155,574 was paid to the state of Maryland for non-resident withholding, and the excess amount of taxes withheld of $403,464 was paid to Limited Partners in July 2008. This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights.

Part II. OTHER INFORMATION
Item 5. Other Information - Continued


                           Unregistered Tender Offers
                           --------------------------

     On September 24, 2008, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase up to 4.9% of the outstanding Units in the Partnership at a price of $165 per Unit. Aside from its Limited Partner interests in the Partnership, Peachtree is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessary represent the fair market value of each Unit. In its Press Release, dated October 6, 2008, the Managing General Partner recommended that Limited Partners reject the unregistered tender offer because it viewed the offer price as inadequate.


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



November 12, 2008                      by:  /s/ H. William Willoughby
-----------------                           ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer,
                                              and Principal Accounting Officer