Form 10-K
period 2008-12-31
CAPITAL REALTY INVESTORS LTD
filed 2009-05-01
CIK 354521

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-K

                           ---------------------------



|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-11149

                           ---------------------------

                         CAPITAL REALTY INVESTORS, LTD.


      District of Columbia                              52-1219926
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                        UNITS OF LIMITED PARTNER INTEREST

                           ---------------------------


Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes      |_|      No       |X|

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes      |_|      No       |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      |X|      No       |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer    |_|     Accelerated filer             |_|
Non-accelerated filer      |_|     Smaller reporting company     |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       |_|     No       |X|

The units of limited partner interest of the Registrant are not traded in any market. Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price.

                      DOCUMENTS INCORPORATED BY REFERENCE

--------------------------------------------------------------------------------

                         CAPITAL REALTY INVESTORS, LTD.

                         2008 ANNUAL REPORT ON FORM 10-K

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


                                     PART II

Item 5.   Market for the Registrant's Partnership Interests
            and Related Partnership Matters ............................. II-1
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................... II-2
Item 8.   Financial Statements........................................... II-5
Item 9.   Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure....................... II-5
Item 9A.  Controls and Procedures........................................ II-5
Item 9B.  Other Information.............................................. II-6


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant............. III-1
Item 11.  Executive Compensation......................................... III-1
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management............................................... III-2
Item 13.  Certain Relationships and Related Transactions................. III-3
Item 14.  Principal Accountant Fees and Services......................... III-4


                                     PART IV

Item 15.  Exhibits and Financial Statements.............................. IV-1

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------


     Capital Realty Investors, Ltd. (the Partnership) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981. On December 31, 1981, the Partnership commenced offering 30,000 units of limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner & Smith, Incorporated. The Partnership closed the offering on December 31, 1982, at which time 24,837 units of limited partner interest had become subscribed. As of December 31, 2008, 90 units of limited partner interest had been abandoned.

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in eighteen Local Partnerships. As of December 31, 2008, the Partnership retained investments in six Local Partnerships. Each of these Local Partnerships owns a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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



     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in eighteen (six remaining as of December 31, 2008) Local Partnerships. As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2008, follows.

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                    IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT(1)

                                                                                                     Units
                              Mortgage                                                           Authorized for      Expiration
 Name and Location           Payable at        Financed and/or Insured             Number of       Low Income           of
of Apartment Complex        12/31/08 (2)       and/or Subsidized Under            Rental Units     Subsidies        HAP Contract
--------------------        ------------    -----------------------------         ------------   --------------     ------------
Capitol Commons             $ 3,168,241     Michigan State Housing                     200             200          05/31/12
 Lansing, MI                                 Development Authority

Chestnut                      1,149,345     California Housing                          90              90          01/14/13
 Fresno, CA                                  Finance Agency

Hillview Terrace              1,821,534     Rural Economic Community                   125              --             --
 Traverse City, MI                           Development

New Sharon Woods Apts.        3,581,177     Federal Housing Administration              50              50          09/01/26
 Deptford, NJ                                (FHA)

Shallowford Oaks              5,145,734     FHA                                        204              --             --
 Chamblee, GA

Westwood Village                633,881     Connecticut Housing Finance                 48              48          02/24/12
 New Haven, CT                               Authority

                            -----------                                              -----           -----
Totals (6 Properties)       $15,499,912                                                717             388
                            ===========                                              =====           =====



                                                                                         Average Effective Annual
                                          Units Occupied As                                   Rental Per Unit
                                      Percentage of Total Units                            for the Years Ended
                                         As of December 31,                                     December 31,
 Name and Location              -----------------------------------      -------------------------------------------------------
of Apartment Complex            2008    2007    2006   2005    2004        2008        2007        2006       2005        2004
--------------------            ----    ----    ----   ----    ----      --------    --------    --------   --------    --------
Capitol Commons                  99%    100%     99%     99%     97%     $10,122     $10,114     $ 9,831    $ 9,717     $ 9,482
 Lansing, MI

Chestnut                         99%     99%     99%     99%     97%       8,591       8,347       8,094      7,584       7,422
 Fresno, CA

Hillview Terrace                 99%     99%    100%     99%     99%       5,062       4,846       4,608      4,334       4,217
 Traverse City, MI

New Sharon Woods Apts.           98%     93%     98%     94%     98%      11,784      10,835      11,680     12,108      12,257
 Deptford, NJ

Shallowford Oaks                 82%     88%     92%     90%     95%       7,877       8,229       8,166      8,213       7,357
 Chamblee, GA

Westwood Village                 96%     95%     98%    100%     96%      13,793      12,853      12,918     12,191      11,263
 New Haven, CT
                                ---     ---     ---     ---     ---      -------     -------     -------    -------     -------
Totals (6 Properties) (3)        96%     96%     98%     97%     97%     $ 9,538     $ 9,204     $ 9,216    $ 9,025     $ 8,666
                                ===     ===     ===     ===     ===      =======     =======     =======    =======     =======


(1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2008.
(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     On March 31, 2008, the Partnership's interest in Court Place was sold. See the notes to financial statements for additional information concerning the sale.

     On March 31, 2008, the Partnership's interest in Park Glen was sold. See the notes to financial statements for additional information concerning the sale.

     On March 31, 2008, the Partnership's interest in Warner House was sold. See the notes to financial statements for additional information concerning the sale.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

     (b) As of May 1, 2009, there were approximately 1,282 registered holders of Units in the Partnership.

     (c) On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners. From the distribution amount, in April 2008, $155,574 was paid to the state of Maryland for non-resident withholding, and the excess amount of taxes withheld of $403,464 was paid to Limited Partners in July 2008. This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights.

          On March 27, 2009, the Partnership paid a cash distribution of $2,524,194 ($102 per Unit) to the Limited Partners who were holders of record as of March 27, 2009. The distribution consisted of a portion of the proceeds received from the sales of Linden Place, Court Place, Park Glen and Warner House.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-K at December 31, 2008. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for four Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships. The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

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

     Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and one Local Partnership has a mortgage loan financed by the RD agency. Four of the Local Partnerships have Section 8 HAP contracts in place for all or substantially all of their apartment units, which Section 8 HAP contracts are generally regulated by Department of Housing and Urban Development (HUD) (the state housing agencies, RD and HUD, collectively, the "Agencies"). Currently, these Section 8 HAP contracts expire through 2026, and the Managing General Partner believes that, at expiration, the Agencies will strive to preserve the units as low income, or affordable housing by exercising their rights under the mortgage and/or regulatory agreements to disallow prepayment of the mortgage or conversion of the units to market rate housing. The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring Section 8 HAP contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships.

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

     As of December 31, 2008, the Partnership has no investments in Local Partnerships with Section 8 HAP contracts expiring in 2009.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2008, the Partnership had approximately 1,291 investors who held a total of 24,747 units of limited partner interest which were originally sold for the aggregate amount of $24,747,000. The Partnership

                                     PART II
                                     -------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

originally made investments in eighteen Local Partnerships, of which six remain at December 31, 2008. The Partnership's liquidity, with unrestricted cash resources of $7,265,038, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 1, 2009, there were no material commitments for capital expenditures.

     During 2008 and 2007, the Partnership received cash distributions of $70,568 and $179,193, respectively, from the Local Partnerships.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2008, existing cash resources and the receipt of distributions from Local Partnerships were adequate to support net cash used in operating activities. Cash and cash equivalents increased $5,521,329 during 2008, primarily due to proceeds from disposition of investment in partnerships, partially offset by distributions paid and net cash used in operating activities.

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

     On March 27, 2009, the Partnership paid a cash distribution of $2,524,194 ($102 per Unit) to the Limited Partners who were holders of record as of March 27, 2009. The distribution consisted of a portion of the proceeds received from the sales of Linden Place, Court Place, Park Glen and Warner House.

                              Results of Operations
                              ---------------------

2008 versus 2007
----------------

     The Partnership's net income for the year ended December 31, 2008, decreased from 2007 primarily due to decreases in gain on disposition of investment in partnerships and share of income from partnerships, partially offset by lower professional fees. Share of income from partnerships decreased primarily due to the cessation of income from properties sold and loans which were reduced to zero by the Partnership as a result of losses at the Local Partnership level. Professional fees are lower primarily due to a reduction in audit fee expense associated with the timing of services.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2008 and 2007, did not include losses of $110,317 and $328,114, respectively. Distributions of $0 and $40,697 received from zero and two Local Partnerships during 2008 and 2007, for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     The combined rental revenues of the Partnership's remaining six properties for the five years ended December 31, 2008, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2008 and prior years.


                                                      For the years ended December 31,
                   ---------------------------------------------------------------------------------------------------
                      2008                  2007                   2006                   2005                 2004
                   -----------           ----------             ----------             ----------           ----------
Combined Rental
  Revenue          $6,288,472            $6,217,188             $6,140,419             $6,033,627           $5,745,709

Annual Percentage
  Increase                      1.1%                     1.3%                  1.8%                  5.0%



ITEM 8. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part IV.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

     In January 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that

                                     PART II
                                     -------


ITEM 9A. CONTROLS AND PROCEDURES - Continued
         -----------------------

as of December 31, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION
         -----------------

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


     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2008, but not reported, whether or not otherwise required by this Form 10-K at December 31, 2008.

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

William B. Dockser, 72, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 62, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

     (c) There is no family relationship between any of the foregoing directors and executive officers.

     (d)  Involvement in certain legal proceedings.

          None.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

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

                                      III-1

                                    PART III
                                    --------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at May 1, 2009.

                                                                   % of Total
            Name and Address            Amount and Nature         Units Issued
           of Beneficial Owner       of Beneficial Ownership    and Outstanding
           -------------------       -----------------------    ---------------

           Equity Resource                  5,674 Units              23.0%
             Investments, LLC
           44 Brattle Street
           Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of May 1, 2009, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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

                                      III-2

                                    PART III
                                    --------


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2008 and 2007, the Partnership retained Grant Thornton LLP to provide services as follows.

                                                Year Ended
                                                December 31,
                                         --------------------------
                                           2008              2007
                                         --------          --------

         Audit fees                      $109,200          $108,144
         Audit-related fees                   --                 --
         Tax fees (1)                      16,000            21,540
         All other fees                        --                --
                                         --------          --------
             Total billed                $125,200          $129,684
                                         ========          ========

     (1)  Preparation of Partnership federal and state tax returns.

     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2008 and 2007, which services it was determined did not compromise Grant Thornton LLP's independence.

                                      III-3

                                     PART IV
                                     -------

ITEM 15. EXHIBITS
         --------

1.   Financial Statements

     a.   The following documents are included as part of this report:

          (1)  Financial Statements

               Report of Independent Registered Public Accounting Firm Balance Sheets
               Statements of Operations
               Statements of Changes in Partners' (Deficit) Capital Statements of Cash Flows
               Notes to Financial Statements

          (2)  Financial Statement Schedules

               None.

          (3)  Exhibits

          Index of Exhibits (Listed according to the number assigned in the table in Item 601 of Regulation S-K.)

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

                                     PART IV
                                     -------

ITEM 15. EXHIBITS - Continued
         --------

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

                                  CAPITAL REALTY INVESTORS, LTD.
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner



May 1, 2009                            by: /s/ William B. Dockser
-----------                                -------------------------------------
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


May 1, 2009                            by:  /s/ H. William Willoughby
-----------                                 ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Account Officer

                         CAPITAL REALTY INVESTORS, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Financial Statements of Capital Realty Investors, Ltd.

Report of Independent Registered Public Accounting Firm................. IV-5
Balance Sheets as of December 31, 2008 and 2007......................... IV-6
Statements of Operations for the Years Ended
  December 31, 2008, 2007 and 2006...................................... IV-7
Statements of Changes in Partners' (Deficit) Capital for the
  Years Ended December 31, 2008, 2007 and 2006.......................... IV-8
Statements of Cash Flows for the Years Ended
  December 31, 2008, 2007 and 2006...................................... IV-9
Notes to Financial Statements........................................... IV-10

Report of Independent Registered Public Accounting Firm


The Partners
Capital Realty Investors, Ltd.


We have audited the accompanying balance sheets of Capital Realty Investors, Ltd (a District of Columbia limited partnership) (the Partnership) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $-0-, $746,891 and $781,341 of income in 2008, 2007 and 2006, respectively, included in the Partnerships' 2008, 2007 and 2006 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.


/s/ GRANT THORNTON LLP

McLean, Virginia
May 1, 2009

                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2008            2007
                                                                                      ------------    ------------
Investments in and advances to partnerships .......................................   $  2,469,275    $  2,059,372
Investment in partnerships held for sale ..........................................           --         3,020,194
Cash and cash equivalents .........................................................      7,265,038       1,743,709
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $171,568 and $152,751, respectively ..........         87,587          85,399
Property purchase costs,
  net of accumulated amortization of $44,489 and $42,824, respectively ............         22,356          24,021
Sale proceeds due to the Partnership ..............................................           --           536,727
Other assets ......................................................................          7,791           6,915
                                                                                      ------------    ------------

      Total assets ................................................................   $  9,852,047    $  7,476,337
                                                                                      ============    ============




                                                  LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     51,483    $    125,171
Distribution payable ..............................................................           --           556,358
                                                                                      ------------    ------------

      Total liabilities ...........................................................         51,483         681,529
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................    (12,985,078)    (12,982,397)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated gain (losses) .....................................................        624,163      (2,384,274)
                                                                                      ------------    ------------

      Total partners' capital .....................................................      9,800,564       6,794,808
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  9,852,047    $  7,476,337
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS


                                                                             For the years ended
                                                                                 December 31,
                                                                  -----------------------------------------
                                                                      2008          2007           2006
                                                                  -----------    -----------    -----------
Share of income from partnerships .............................   $   348,731    $ 1,281,197    $ 1,198,860
                                                                  -----------    -----------    -----------

Other revenue and expenses:

  Revenue:
    Interest and other ........................................       210,784        202,110         62,913
                                                                  -----------    -----------    -----------

  Expenses:
    General and administrative ................................       349,262        342,929        323,881
    Management fee ............................................        95,208         95,208         95,208
    Professional fees .........................................        73,157        139,045        132,820
    Amortization of deferred costs ............................         8,668         49,815         18,668
                                                                  -----------    -----------    -----------

                                                                      526,295        626,997        570,577
                                                                  -----------    -----------    -----------

      Total other revenue and expenses ........................      (315,511)      (424,887)      (507,664)
                                                                  -----------    -----------    -----------

Income before gain on disposition of investment in partnerships
  and impairment loss .........................................        33,220        856,310        691,196
                                                                  -----------    -----------    -----------

Gain on disposition of investment in partnerships, net of
  disposition fee .............................................     2,975,217      7,398,258        205,537

Impairment loss ...............................................          --       (1,756,434)          --
                                                                  -----------    -----------    -----------

Net income ....................................................   $ 3,008,437    $ 6,498,134    $   896,733
                                                                  ===========    ===========    ===========


Net income allocated to General Partners (3%) .................   $    90,253    $   194,944    $    26,902
                                                                  ===========    ===========    ===========

Net income allocated to Limited Partners (97%) ................   $ 2,918,184    $ 6,303,190    $   869,831
                                                                  ===========    ===========    ===========

Net income per unit of Limited Partner Interest,
  based on 24,747 units outstanding ...........................   $    117.92    $    254.71    $     35.15
                                                                  ===========    ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                                  General        Limited
                                                  Partners       Partners         Total
                                                 -----------    -----------    -----------
Partners' (deficit) capital, January 1, 2006 .   $  (352,279)   $ 8,562,152    $ 8,209,873

  Net income .................................        26,902        869,831        896,733

  Distribution of $58.00 per Unit
    of Limited Partner Interest ..............          --       (1,435,326)    (1,435,326)
                                                 -----------    -----------    -----------


Partners' (deficit) capital, December 31, 2006      (325,377)     7,996,657      7,671,280
                                                 -----------    -----------    -----------

  Net income .................................       194,944      6,303,190      6,498,134

  Distribution of $298 per Unit
    of Limited Partner Interest ..............          --       (6,818,248)    (6,818,248)

  Distribution payable .......................          --         (556,358)      (556,358)
                                                 -----------    -----------    -----------

Partners' (deficit) capital, December 31, 2007      (130,433)     6,925,241      6,794,808
                                                 -----------    -----------    -----------

  Net income .................................        90,253      2,918,184      3,008,437

  Distribution paid ..........................          --           (2,681)        (2,681)
                                                 -----------    -----------    -----------

Partners' (deficit) capital, December 31, 2008   $   (40,180)   $ 9,840,744    $ 9,800,564
                                                 ===========    ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                                                                            For the years ended
                                                                                                December 31,
                                                                                 ------------------------------------------
                                                                                     2008            2007           2006
                                                                                 ------------    -----------    -----------
Cash flows from operating activities:
  Net income ..................................................................   $ 3,008,437    $ 6,498,134    $   896,733


  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................      (348,731)    (1,281,197)    (1,198,860)
    Amortization of deferred costs ............................................         8,668         49,815         18,668
    Gain on disposition of investment in partnership, net of
      disposition fee .........................................................    (2,975,217)    (6,891,180)      (205,537)
    Impairment loss ...........................................................          --        1,756,434           --

    Changes in assets and liabilities:
      (Increase) decrease in other assets .....................................          (876)           279         (6,948)
      (Decrease) increase in accounts payable and accrued expenses ............       (73,688)      (122,914)       121,526
                                                                                  -----------    -----------    -----------

        Net (cash used) provided by in operating activities ...................      (381,407)         9,371       (374,418)
                                                                                  -----------    -----------    -----------


Cash flows from investing activities:
  Proceeds from disposition of investment in partnerships .....................     7,451,019      7,828,286        218,298
  Collection of sale proceeds due to the Partnership ..........................       536,727        151,409      1,524,292
  Receipt of distributions from partnerships ..................................        70,568        179,193        181,590
  Sale proceeds receivable ....................................................          --         (517,428)          --
  Disposition fee paid to a related party .....................................    (1,464,800)      (530,000)       (86,000)
  Advance made to local partnership ...........................................      (135,000)          --             --
  Collection of advance made to local partnership .............................         3,260           --             --
                                                                                  -----------    -----------    -----------

        Net cash provided by investing activities .............................     6,461,774      7,111,460      1,838,180
                                                                                  -----------    -----------    -----------


Cash flows from financing activities:
  Distributions to Limited Partners ...........................................      (403,464)    (6,818,248)    (1,435,326)
  Tax distribution on behalf of Limited Partners ..............................      (155,574)          --             --
                                                                                  -----------    -----------    -----------

        Net cash used in financing activities .................................      (559,038)    (6,818,248)    (1,435,326)
                                                                                  -----------    -----------    -----------

Net increase in cash and cash equivalents .....................................     5,521,329        302,583         28,436

Cash and cash equivalents, beginning of year ..................................     1,743,709      1,441,126      1,412,690
                                                                                  -----------    -----------    -----------

Cash and cash equivalents, end of year ........................................   $ 7,265,038    $ 1,743,709    $ 1,441,126
                                                                                  ===========    ===========    ===========

Supplemental disclosure of cash flow information:

    Disposition fee due to related party,
      accrued in 2006, paid in 2007 ...........................................                                 $   120,000
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

          The Partnership sold 24,837 units at $1,000 per unit of limited partner interest through a public offering. The offering period was terminated on December 31, 1982. As of December 31, 2008, 90 units of limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2008 and 2007, the Partnership's share of cumulative losses of four and six of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $4,936,906 and $6,121,558, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements. Distributions of $0 and $40,697 received from zero and two Local Partnerships during 2008 and 2007, for which the Partnership's carrying value is zero (equity method suspended) were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     d.   Investment in partnerships held for sale
          ----------------------------------------

          Due to the sale of the Partnership's interests in Court Place Associates (Court Place), Park Glen Associates (Park Glen) and Warner Housing Partnership (Warner House), as further discussed in Note 2.e., the Partnership's investments in Court Place, Park Glen and Warner House had been reclassified to investment in partnerships held for sale in the accompanying balance sheet at December 31, 2007. Due to the sale of the Partnership's interest in Linden Place Associates (Linden Place) on January 1, 2008, as further discussed in Note 2.e., the Partnership's investment in Linden Place had been reclassified to investment in partnerships held for sale in the accompanying balance sheet at December 31, 2007. Due to the possible sale of the Partnership's interest in New Sharon Woods Associates (New Sharon Woods), as further discussed in Note 2.d., the Partnership's investment in New Sharon Woods was reclassified to investment in partnerships held for sale in the accompanying balance sheet at December 31, 2007. When investments are reclassified to investment in partnerships held for sale, amortization of acquisition fees and property purchase costs are discontinued. Assets held for sale are not recorded in excess of their estimated net realized value.

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

     h.   Fair Value of Financial Instruments
          -----------------------------------

          In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under US GAAP. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008. The adoption did not have a material impact on our financial position, results of operations or cash flows. In accordance with FSP SFAS

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     No. 157-2, "Effective Date of FASB Statement No. 157", we are required to adopt the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009 and do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

          SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value as follows:

     1. Level 1 Inputs -- quoted prices in active markets for identical assets of liabilities.
     2. Level 2 Inputs -- observe inputs other than quoted prices in active markets for identical assets and liabilities.
     3.   Level 3 Inputs -- unobservable inputs.

          In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

          The balance sheet carrying amount for cash and cash equivalents approximates their fair value.

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


            FOR                     AGAINST                   ABSTAIN                    TOTAL
     ------------------        -------------------       --------------------      --------------------
     Units of                  Units of                  Units of                  Units of
     limited                   limited                   limited                   limited
     partner                   partner                   partner                   partner
     interest    Percent       interest    Percent       interest     Percent      interest     Percent
     --------    -------       --------    -------       --------     -------      --------     -------
      12,856     51.95%         2,914      11.77%          375         1.52%        16,145      65.24%


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

     1.   New accounting pronouncement
          ----------------------------

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. We did not make this fair value election when we adopted SFAS No. 159 effective January 1, 2008, and, therefore, it did not have an impact on our financial position, results of operations, or cash flows.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Interests  in  profits,  losses and cash  distributions
          -------------------------------------------------------
            made by Local Partnerships
            --------------------------

          The Partnership has a 94.99% to 98.98% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2008 and 2007, the Partnership received cash distributions from rental operations of the Local Partnerships of $70,568 and $179,193, respectively. As of December 31, 2008 and 2007, three and five of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $757,062 and $981,019, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     b.   Advance to Local Partnership
          ----------------------------

          As of both December 31, 2008 and 2007, the Partnership had advanced funds, including accrued interest, totaling $131,740 and $290,896, respectively, to ARA Associates -- Shangri-La Ltd. (Shallowford Oaks). On April 28, 2009, the Partnership advanced $150,000 to Shallowford Oaks for operating expenses. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

     c.   Property matters
          ----------------

                                  Baltic Plaza
                                  ------------

          On June 24, 2001, the Local Managing General Partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold. Cash proceeds received by the Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of May 1, 2009, no payments of principal or interest have been received on this purchase money note. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at December 31, 2008 and 2007, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk. The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

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

     e.   Completed sales
          ---------------

                                   Court Place
                                   -----------

          On March 31, 2008, the Partnership's interest in Court Place was sold. The sale resulted in net gain on disposition of investment in partnerships

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     of $0 for financial statement purposes in 2008 and in gain of $70,099 for federal tax purposes. In accordance with the terms of the Partnership Agreement, in April 2008, the Managing General Partner was paid a disposition fee of $246,690 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships at March 31, 2008.

          Due to the sale of the Partnership's interest in Court Place, the Partnership's basis, which totaled $204,592, net of an impairment loss of $1,428,802 at December 31, 2007, had been reclassified to investment in partnerships held for sale in the accompanying balance sheet at that date. Net capitalized acquisition fees and property purchase costs were reduced to zero.

                                Frederick Heights
                                -----------------

          On March 30, 2007, Frederick Heights was sold. Gross cash sale proceeds received and receivable by the Partnership totaled $8,423,388. The sale resulted in net gain on disposition of investment in partnerships of $7,335,473 for financial statement purposes in 2007 and a total gain of $9,563,599 for federal tax purposes. In accordance with the terms of the Partnership Agreement, in April 2007, the Managing General Partner was paid a disposition fee of $530,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships at March 31, 2007. During the second quarter of 2007, gain on disposition of investment in partnerships was increased $155,377, of which $3,969 was received in the second quarter and $151,408 was received in July 2007. The Partnership received $55,045 in August 2007 and September 2007, which was recorded as gain on disposition of investment in partnerships at September 30, 2007. In March 2008, the Partnership received $507,078 for reserves which had been held in escrow by the title company, which was included in gain on disposition of investment in partnerships at December 31, 2007 for financial statement purposes.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                  Linden Place
                                  ------------

          On January 1, 2008, the Partnership's interest in Linden Place was sold. The sale resulted in net gain on disposition of investment in partnerships of $2,796,506 for financial statement purposes in 2008 and in gain of $5,153,743 for federal tax purposes. In accordance with the terms of the Partnership Agreement, in January 2008, the Managing General Partner was paid a disposition fee of $917,500 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships in January 2008. In May 2008, the Partnership received a cash flow distribution of $39,265 which is accrued and included in net gain on disposition of investment in partnerships at March 31, 2008.

          The Partnership's basis, along with unamortized acquisition fees and property purchase costs, which totaled $2,775,259 as of December 31 2007, had been reclassified to investment in partnerships held for sale in the accompanying balance sheet at that date.

                                    Park Glen
                                    ---------

          On March 31, 2008, the Partnership's interest in Park Glen was sold. The sale resulted in net gain on disposition of investment in partnerships of $38,518 for financial statement purposes in 2008 and in gain of $2,220,956 for federal tax purposes. In accordance with the terms of the Partnership Agreement, in April 2008, the Managing General Partner was paid a disposition fee of $300,610 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships at March 31, 2008.

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

                                  Warner House
                                  ------------

          On October 22, 2007, a contract for the sale of the Partnership's interest in Warner House was signed. On March 31, 2008, the Partnership's interest in Warner House was sold. The sale resulted in net gain on disposition of investment in partnerships of $140,193 for financial statement purposes in 2008 and in gain of $1,529,981 for federal tax purposes.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     f.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the six Local Partnerships in which the Partnership is invested as of December 31, 2008, follow. The information is presented separately for two Local Partnerships which have investment basis (equity method), and for four Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                              COMBINED BALANCE SHEETS
                                                 December 31, 2008


                                                                 Equity
                                                                 Method             Suspended             Total
                                                               -----------         -----------         -----------
          Number of Local Partnerships                              2                  4                    6
                                                                    =                  =                    =

          Rental property, at cost, net of
            accumulated depreciation of
            $10,522,315, $15,620,630, and
            $26,142,945, respectively                          $ 2,659,661         $ 2,590,388         $ 5,250,049
          Land                                                     709,103             960,528           1,669,631
          Other assets                                           3,052,174           2,136,061           5,188,235
                                                               -----------         -----------         -----------

              Total assets                                     $ 6,420,938         $ 5,686,977         $12,107,915
                                                               ===========         ===========         ===========


          Mortgage notes payable                               $ 4,317,586         $11,182,326         $15,499,912
          Other liabilities                                        154,884           1,970,468           2,125,352
          Due to general partners                                  294,158             253,900             548,058
                                                               -----------         -----------         -----------

              Total liabilities                                  4,766,628          13,406,694          18,173,322

          Partners' capital (deficit)                            1,654,310          (7,719,717)         (6,065,407)
                                                               -----------         -----------         -----------

              Total liabilities and
                partners' capital (deficit)                    $ 6,420,938         $ 5,686,977         $12,107,915
                                                               ===========         ===========         ===========


                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                           COMBINED STATEMENTS OF OPERATIONS
                                         For the year ended December 31, 2008


                                                                  Equity
                                                                  Method            Suspended             Total
                                                               -----------         -----------         -----------
          Number of Local Partnerships                              2                  4                    6
                                                                    =                  =                    =

          Revenue:
            Rental                                             $ 2,797,627         $ 3,490,845         $ 6,288,472
            Other                                                  183,581              92,164             275,745
                                                               -----------         -----------         -----------

              Total revenue                                      2,981,208           3,583,009           6,564,217
                                                               -----------         -----------         -----------

          Expenses:
            Operating                                            1,478,613           2,392,811           3,871,424
            Interest                                               535,279             649,323           1,184,602
            Depreciation and amortization                          485,709             378,254             863,963
                                                               -----------         -----------         -----------

              Total expenses                                     2,499,601           3,420,388           5,919,989
                                                               -----------         -----------         -----------

          Net income                                           $   481,607         $   162,621         $   644,228
                                                               ===========         ===========         ===========

          Cash distributions                                   $    62,035         $        --         $    62,035
                                                               ===========         ===========         ===========

          Partnership's share of Local Partnership
            net income                                         $   471,938         $     8,533 (1)     $   480,471

          Advance to Local Partnership                                  --            (131,740)           (131,740)
                                                               -----------         -----------         -----------


          Share of income from partnerships                    $   471,938         $  (123,207)        $   348,731
                                                               ===========         ===========         ===========

          (1) Includes Warner House sold in March 2008.


          Combined balance sheets and combined statements of operations for the ten Local Partnerships in which the Partnership was invested as of December 31, 2007, follow. The information is presented separately for four Local Partnerships which have investment basis (equity method), and for six Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

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
                                                             ===========        ============       ============


                                           COMBINED STATEMENTS OF OPERATIONS
                                         For the year ended December 31, 2007

                                                                Equity
                                                                Method             Suspended          Total
                                                             -----------          -----------      -----------
          Number of Local Partnerships                            4                   6                 10
                                                                  =                   =                 ==

          Revenue:
            Rental                                           $ 7,892,202          $ 5,117,570      $13,009,772
            Other                                                612,133              280,831          892,964
                                                             -----------          -----------      -----------

              Total revenue                                    8,504,335            5,398,401       13,902,736
                                                             -----------          -----------      -----------

          Expenses:
            Operating                                          3,921,010            3,508,599        7,429,609
            Interest                                           1,808,601            1,193,034        3,001,635
            Depreciation and amortization                      1,529,068              744,776        2,273,844
                                                             -----------          -----------      -----------

              Total expenses                                   7,258,679            5,446,409       12,705,088
                                                             -----------          -----------      -----------

          Net income                                         $ 1,245,656          $   (48,008)     $ 1,197,648
                                                             ===========          ===========      ===========

          Cash distributions                                 $   138,496          $    40,697      $   179,193
                                                             ===========          ===========      ===========

          Cash distributions recorded as reduction
            of investments in partnerships                   $   138,496          $        --      $   138,496
                                                             ===========          ===========      ===========

          Cash distributions recorded as income              $        --          $    40,697      $    40,697

          Partnership's share of Local Partnership
            net income                                       $ 1,240,500 (1)      $        --      $ 1,240,500
                                                             -----------          -----------      -----------

          Share of income from partnerships                  $ 1,240,500 (1)      $    40,697      $ 1,281,197
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

                                                                   For the years ended
                                                                       December 31,
                                                      ---------------------------------------------
                                                         2008              2007             2006
                                                      ----------        ----------       ----------
          Financial statement net income              $  644,228        $1,197,648       $1,459,574

          Differences between financial statement
            and tax depreciation, amortization,
            and miscellaneous differences                523,814         1,341,270        1,308,319
                                                      ----------        ----------       ----------

          Taxable income                              $1,168,042        $2,538,918       $2,767,893
                                                      ==========        ==========       ==========


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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2008, 2007 and 2006, the Partnership paid $317,254, $320,070 and
$255,873, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

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

For each of the years ended December 31, 2008, 2007 and 2006, the Partnership paid the Managing General Partner a Management Fee of $95,208.

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

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the limited partners and three percent to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners. From the distribution amount, in April 2008, $155,574 was paid to the state of Maryland for non-resident withholding, and the excess amount of taxes withheld of $403,464 was paid to Limited Partners in July 2008. This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights. On March 27, 2009, the Partnership paid a cash distribution of $2,524,194 ($102 per Unit) to the Limited Partners who were holders of record as of March 27, 2009. The distribution consisted of a portion of the proceeds received from the sales of Linden Place, Court Place, Park Glen and Warner House.

     As defined in the Partnership Agreement, after the payment of the distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2008 and 2007. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.


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


                                                                 For the years ended
                                                                     December 31,
                                                      ---------------------------------------------
                                                         2008               2007            2006
                                                      -----------       -----------      ----------
Financial statement net income                        $ 3,008,437       $ 6,498,134      $  896,733


Adjustments:
  Differences between financial statement net
    income and taxable income related
    to the Partnership's equity in the Local
    Partnerships' income or losses and accrued
    expenses                                              819,310         2,448,155       1,705,568

  Difference between financial statement
    gain (loss) and tax gain (loss) from
    the sale or transfer properties                     5,999,562         1,868,146       1,496,255

  Costs amortized over a shorter period for
    income tax purposes                                     8,669            49,815          18,667
                                                      -----------       -----------      ----------

Taxable income                                        $ 9,835,978       $10,864,250      $4,117,223
                                                      ===========       ===========      ==========


6.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains six cash accounts. As of December 31, 2008, the uninsured portion of the cash balances was $7,438,358.


                           Number of    Bank Balance    Insured      Uninsured
        Bank               Accounts       12/31/08      12/31/08      12/31/08
----------------------     --------     ------------    --------     ----------

Dreyfus Inst Preferred
  Money Market Fund            2        $7,409,000      $0           $7,409,000

Dreyfus Inst Preferred
  Prime Shares                 1        $24,604         $0           $24,604

SunTrust Bank                  3        $42,033         $37,279      $4,754


                                      # # #