Form 10-Q
period 2009-03-31
CAPITAL REALTY INVESTORS LTD
filed 2009-05-12
CIK 354521

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

                           ---------------------------


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2009

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From                   to

                         COMMISSION FILE NUMBER 0-11149

                           ---------------------------

                         CAPITAL REALTY INVESTORS, LTD.


     District of Columbia                                52-1219926
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


11200 Rockville Pike, Rockville, Maryland                  20852
(Address of principal executive offices)                 (Zip Code)

                                 (301) 468-9200
              (Registrant's telephone number, including area code)


                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    |X|        No       |_|

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer    |_|     Accelerated filer            |_|
Non-accelerated filer      |_|     Smaller reporting company    |X|

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    |_|        No       |X|

--------------------------------------------------------------------------------

                         CAPITAL REALTY INVESTORS, LTD.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2009




                                                                           Page


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2009 and December 31, 2008.........................   1

         Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2009 and 2008...........   2

         Statements of Cash Flows
           - for the three months ended March 31, 2009 and 2008...........   3

         Notes to Financial Statements
           - March 31, 2009 and 2008......................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  10

Item 4.  Controls and Procedures..........................................  13


Part II - OTHER INFORMATION

Item 5.  Other Information................................................  13

Item 6.  Exhibits.........................................................  14

Signature.................................................................  15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        March 31,     December 31,
                                                                                          2009            2008
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  2,587,259    $  2,469,275
Cash and cash equivalents .........................................................      4,599,385       7,265,038
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $173,188 and $171,568, respectively ..........         85,967          87,587
Property purchase costs,
  net of accumulated amortization of $44,905 and $44,489, respectively ............         21,940          22,356
Other assets ......................................................................          2,087           7,791
                                                                                      ------------    ------------

      Total assets ................................................................   $  7,296,638    $  9,852,047
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     56,755    $     51,483
                                                                                      ------------    ------------

      Total liabilities ...........................................................         56,755          51,483
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................    (15,509,272)    (12,985,078)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated gain ..............................................................        587,676         624,163
                                                                                      ------------    ------------

      Total partners' capital .....................................................      7,239,883       9,800,564
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  7,296,638    $  9,852,047
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                          For the three months ended
                                                                                  March 31,
                                                                         -----------------------------
                                                                             2009            2008
                                                                         ------------    ------------
Share of income from partnerships ....................................   $    125,203    $    118,454
                                                                         ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest .........................................................         13,195          69,464
                                                                         ------------    ------------


  Expenses:
    General and administrative .......................................         89,332         113,785
    Professional fees ................................................         59,715          32,618
    Management fee ...................................................         23,802          23,802
    Amortization of deferred costs ...................................          2,036           1,905
                                                                         ------------    ------------

                                                                              174,885         172,110
                                                                         ------------    ------------

      Total other revenue and expenses ...............................       (161,690)       (102,646)
                                                                         ------------    ------------

(Loss) income before gain on disposition of investment in partnerships        (36,487)         15,808
                                                                         ------------    ------------

Gain on disposition of investment in partnerships,
  net of disposition fees ............................................           --         2,975,217
                                                                         ------------    ------------

Net (loss) income ....................................................        (36,487)      2,991,025

Accumulated gain, beginning of period ................................        624,163      (2,384,274)
                                                                         ------------    ------------

Accumulated gain, end of period ......................................   $    587,676    $    606,751
                                                                         ============    ============



Net (loss) income allocated to General Partners (3%) .................   $     (1,095)   $     89,731
                                                                         ============    ============


Net (loss) income allocated to Limited Partners (97%) ................   $    (35,392)   $  2,901,294
                                                                         ============    ============


Net (loss) income per unit of Limited Partner Interest,
  based on 24,747 units outstanding ..................................   $      (1.43)   $     117.24
                                                                         ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                             For the three months ended
                                                                                       March 31,
                                                                             ---------------------------
                                                                                 2009           2008
                                                                             -----------    ------------
Cash flows from operating activities:
  Net (loss) income ......................................................   $   (36,487)   $ 2,991,025

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships ....................................      (125,203)      (118,454)
    Amortization of deferred costs .......................................         2,036          1,905
    Gain on disposition of investment in partnerships,
      net of disposition fees ............................................          --       (2,975,217)

    Changes in assets and liabilities:
      Decrease (increase) in other assets ................................         5,704        (13,648)
      Increase in accounts payable and accrued expenses ..................         5,272         26,269
                                                                             -----------    -----------

        Net cash used in operating activities ............................      (148,678)       (88,120)
                                                                             -----------    -----------

Cash flows from investing activities:

  Proceeds from disposition of investment in partnerships ................          --        7,431,052
  Receipt of distribution from partnership ...............................         7,219           --
  Collection of sale proceeds due to the Partnership .....................          --          517,428
  Disposition fee paid to a related party ................................          --         (917,500)
                                                                             -----------    -----------

        Net cash provided by investing activities ........................         7,219      7,030,980
                                                                             -----------    -----------

Cash flows from financing activities:

  Distribution paid to Limited Partners ..................................    (2,524,194)          --
                                                                             -----------    -----------

        Net cash used in financing activities ............................    (2,524,194)          --
                                                                             -----------    -----------

Net (decrease) increase in cash and cash equivalents .....................    (2,665,653)     6,942,860

Cash and cash equivalents, beginning of period ...........................     7,265,038      1,743,709
                                                                             -----------    -----------

Cash and cash equivalents, end of period .................................   $ 4,599,385    $ 8,686,569
                                                                             ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of March 31, 2009, and the results of its operations and its cash flows for the three month periods ended March 31, 2009 and 2008. The results of operations for the interim period ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2008.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Advance to Local Partnership
     ----------------------------

          As of both March 31, 2009 and December 31, 2008, the Partnership had advanced funds, including accrued interest, totaling $422,636, to ARA Associates -- Shangri-La Ltd. (Shallowford Oaks). On April 28, 2009, the Partnership advanced $150,000 to Shallowford Oaks for operating expenses. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the Local Managing General Partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold. Cash proceeds received by the
Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of May 12, 2009, no payments of principal or interest have been received on this purchase money note. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at March 31, 2009 and December 31, 2008, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk. The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

c.   Completed sales
     ---------------

                                   Court Place
                                   -----------

     On March 31, 2008, the Partnership's interest in Court Place Associates (Court Place) was sold. The sale resulted in net gain on disposition of investment in partnerships of $0 for financial statement purposes in 2008 and in gain of $70,099 for federal tax purposes. In accordance with the terms of the Partnership Agreement, in April 2008, the Managing General Partner was paid a disposition fee of $246,690 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships at March 31, 2008.

                                  Linden Place
                                  ------------

     On January 1, 2008, the Partnership's interest in Linden Place Associates (Linden Place) was sold. The sale resulted in net gain on disposition of investment in partnerships of $2,796,506 for financial statement purposes in 2008 and in gain of $5,153,743 for federal tax purposes. In accordance with the terms of the Partnership Agreement, in January 2008, the Managing General Partner was paid a disposition fee of $917,500 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships in January 2008. In May 2008, the Partnership received a cash flow distribution of $39,265 which was accrued and included in net gain on disposition of investment in partnerships at March 31, 2008.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                    Park Glen
                                    ---------

     On March 31, 2008, the Partnership's interest in Park Glen Associates (Park
Glen) was sold. The sale resulted in net gain on disposition of investment in partnerships of $38,518 for financial statement purposes in 2008 and in gain of $2,220,956 for federal tax purposes. In accordance with the terms of the Partnership Agreement, in April 2008, the Managing General Partner was paid a disposition fee of $300,610 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships at March 31, 2008.

                                  Warner House
                                  ------------

     On March 31, 2008, the Partnership's interest in Warner House Partnership (Warner House) was sold. The sale resulted in net gain on disposition of investment in partnerships of $140,193 for financial statement purposes in 2008 and in gain of $1,529,981 for federal tax purposes.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the six and six Local Partnerships in which the Partnership was invested as of March 31, 2009 and 2008, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of Local Partnership net income.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


2. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                     COMBINED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                               For the three months ended
                                                                        March 31,
                                               -----------------------------------------------------------
                                                          2009                            2008
                                               -------------------------        --------------------------
                                                 Equity                           Equity
                                                 Method        Suspended          Method        Suspended
                                               ----------      ----------       ----------      ----------
     Number of Local Partnerships                  2               4                2               4
                                                   =               =                =               =

     Revenue:
       Rental                                  $  699,407      $  872,711       $  693,526      $  860,771
       Other                                       45,895          23,041           46,494          34,229
                                               ----------      ----------       ----------      ----------

         Total revenue                            745,302         895,752          740,020         895,000
                                               ----------      ----------       ----------      ----------

     Expenses:
       Operating                                  369,653         598,203          342,503         593,970
       Interest                                   133,820         162,331          155,480         170,154
       Depreciation and amortization              121,427          94,564          121,156          96,270
                                               ----------      ----------       ----------      ----------

         Total expenses                           624,900         855,098          619,139         860,394
                                               ----------      ----------       ----------      ----------

     Net income                                $  120,402      $   40,654       $  120,881      $   34,606
                                               ==========      ==========       ==========      ==========

     Cash distribution                         $       --      $    7,219       $       --      $       --
                                               ==========      ==========       ==========      ==========

     Cash distribution recorded as income              --           7,219               --              --

     Partnership's share of Local
       Partnership net income                  $  117,984      $       --       $  118,454      $       --
                                               --------------------------       --------------------------

     Share of income from partnerships                  $125,203                        $118,454
                                                        ========                        ========

     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of March 31, 2009 and 2008, the Partnership's share of cumulative losses to date for four of six and for four of six Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $4,897,909 and $5,059,903, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. For the three month periods ended March 31, 2009 and 2008, the Partnership paid $56,354 and $77,122, respectively. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended March 31, 2009 and 2008.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


5.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains six cash accounts. As of March 31, 2009, the uninsured portion of the cash balances was $7,227,793.


                            Number of    Bank Balance    Insured     Uninsured
        Bank                Accounts       03/31/09      03/31/09     03/31/09
----------------------      --------     ------------    --------    ----------

Dreyfus Inst Preferred
  Money Market Fund             2        $7,203,000      $0          $7,203,000

Dreyfus Inst Preferred
  Prime                         1        $24,647         $0          $24,647

SunTrust Bank                   3        $35,685         $35,539     $146


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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's annual report on Form 10-K at December 31, 2008. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for four Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships. The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

     On August 18, 2006, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to Limited Partners to solicit consents for approval of an amendment of the Partnership's Limited Partnership Agreement to permit the Managing General Partner, C.R.I., Inc., to be eligible to receive an increased property disposition fee from the Partnership on the same basis as such fees could be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests, to the extent that CRI markets and sells the Partnership's assets instead of such persons (a "Disposition Fee").

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

     In connection with renewals of the Section 8 HAP Contracts under current law and policy, HUD has determined that the amount of rental assistance payments will be based on market rental instead of above market rentals (as may be the case under existing Section 8 HAP Contracts). The payments under the renewed
Section 8 HAP Contracts may provide sufficient cash flow to permit owners of these properties to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA"). To address the reduction in payments under Section 8 HAP Contracts as a result of this policy, HUD provides for the restructuring of mortgage loans insured by the FHA. An FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the borrower of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.

     Sales of properties with state agency or RD financing will be extremely difficult. Since the Agencies are unlikely to allow mortgage prepayment and/or sale for a conversion to market rate housing, prospective buyers are generally limited to tax credit buyers or not-for-profit organizations.

     As of March 31, 2009, the Partnership has no investment in Local Partnerships with Section 8 HAP Contracts expiring in 2009.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,599,385 as of March 31, 2009, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 12, 2009, there were no material commitments for capital expenditures.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2009, existing cash resources was adequate to support net cash used in operating activities and financing activities. Cash and cash equivalents decreased $2,665,653 during the three month period ended March 31, 2009, primarily due to the distribution paid to limited partners.

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

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss for the three month period ended March 31, 2009 compared to net income in 2008, primarily due to a decrease in gain on disposition of investment in partnerships. Contributing to net loss was decreased interest revenue and increased professional fees, partially offset by a decrease in general and administrative expenses. Interest revenue decreased due to lower rates in 2009. Professional fees increased due to higher audit costs. General and administrative expenses decreased primarily due to lower reimbursed payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2009 and 2008, did not include losses of $27,579 and $39,512, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2009.

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

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures


     In April 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2009, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2009.

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

Part II. FINANCIAL INFORMATION
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



May 12, 2009                           by:  /s/ H. William Willoughby
------------                                ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer,
                                              and Principal Accounting Officer