Form 10-Q
period 2009-06-30
CAPITAL REALTY INVESTORS LTD
filed 2009-08-11
CIK 354521

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

     For the Quarterly Period Ended June 30, 2009

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

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    |_|        No       |X|

--------------------------------------------------------------------------------

                         CAPITAL REALTY INVESTORS, LTD.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2009

                                                                        Page
                                                                        ----
Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets
               - June 30, 2009 and December 31, 2008....................   1

           Statements of Operations and Accumulated Losses
               - for the three and six months ended
                 June 30, 2009 and 2008.................................   2

           Statements of Cash Flows
               - for the six months ended June 30, 2009 and 2008........   3

           Notes to Financial Statements
               - June 30, 2009 and 2008.................................   4

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................  11

Item 4.    Controls and Procedures......................................  14


Part II - OTHER INFORMATION

Item 5.    Other Information............................................  16

Item 6.    Exhibits.....................................................  16

Signature...............................................................  17

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2009            2008
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  2,758,166    $  2,469,275
Cash and cash equivalents .........................................................      4,304,479       7,265,038
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $174,808 and $171,568, respectively ..........         84,347          87,587
Property purchase costs,
  net of accumulated amortization of $45,321 and $44,489, respectively ............         21,524          22,356
Other assets ......................................................................          1,239           7,791
                                                                                      ------------    ------------

      Total assets ................................................................   $  7,169,755    $  9,852,047
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $     43,634    $     51,483
                                                                                      ------------    ------------

      Total liabilities ...........................................................         43,634          51,483
                                                                                      ------------    ------------

Commitments and contingencies

Partners' capital:

  Capital paid in:
    General Partners ..............................................................         14,000          14,000
    Limited Partners ..............................................................     24,837,000      24,837,000
                                                                                      ------------    ------------

                                                                                        24,851,000      24,851,000

  Less:
    Accumulated distributions to partners .........................................    (15,509,272)    (12,985,078)
    Offering costs ................................................................     (2,689,521)     (2,689,521)
    Accumulated gain ..............................................................        473,914         624,163
                                                                                      ------------    ------------

      Total partners' capital .....................................................      7,126,121       9,800,564
                                                                                      ------------    ------------

      Total liabilities and partners' capital .....................................   $  7,169,755    $  9,852,047
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -1-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                      For the three months ended       For the six months ended
                                                               June 30,                        June 30,
                                                     ----------------------------    ----------------------------
                                                         2009             2008           2009            2008
                                                     ------------    ------------    ------------    ------------
Share of income (loss) from partnerships .........   $     20,907    $    (18,724)   $    146,110    $     99,730
                                                     ------------    ------------    ------------    ------------

Other revenue and expenses:

  Revenue:
    Interest and other ...........................          4,405          55,508          17,601         124,972
                                                     ------------    ------------    ------------    ------------

  Expenses:
    General and administrative ...................         80,736          95,677         170,069         209,463
    Professional fees ............................         32,500          32,618          92,215          65,235
    Management fee ...............................         23,802          23,802          47,604          47,604
    Amortization of deferred costs ...............          2,036           1,905           4,072           3,810
                                                     ------------    ------------    ------------    ------------

                                                          139,074         154,002         313,960         326,112
                                                     ------------    ------------    ------------    ------------

      Total other revenue and expenses ...........       (134,669)        (98,494)       (296,359)       (201,140)
                                                     ------------    ------------    ------------    ------------


(Loss) income before gain on disposition of
  investment in partnerships .....................       (113,762)       (117,218)       (150,249)       (101,410)
                                                     ------------    ------------    ------------    ------------

Gain on disposition of investment in partnerships,
  net of disposition fees ........................           --              --              --         2,975,217
                                                     ------------    ------------    ------------    ------------


Net (loss) income ................................       (113,762)       (117,218)       (150,249)      2,873,807

Accumulated gain (losses), beginning of period ...        587,676         606,751         624,163      (2,384,274)
                                                     ------------    ------------    ------------    ------------

Accumulated gain, end of period ..................   $    473,914    $    489,533    $    473,914    $    489,533
                                                     ============    ============    ============    ============


Net (loss) income allocated to
  General Partners (3%) ..........................   $     (3,413)   $     (3,517)   $     (4,507)   $     86,214
                                                     ============    ============    ============    ============


Net (loss) income allocated to
  Limited Partners (97%) .........................   $   (110,349)   $   (113,701)   $   (145,742)   $  2,787,593
                                                     ============    ============    ============    ============


Net (loss) income per unit of Limited Partner
  Interest, based on 24,747 units outstanding ....   $      (4.46)   $      (4.59)   $      (5.89)   $     112.64
                                                     ============    ============    ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.
                                       -2-

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CAPITAL REALTY INVESTORS, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                               For the six months ended
                                                                                       June 30,
                                                                             --------------------------
                                                                                 2009           2008
                                                                             -----------    -----------
Cash flows from operating activities:
  Net (loss) income ......................................................   $  (150,249)   $ 2,873,807

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships ....................................      (146,110)       (99,730)
    Amortization of deferred costs .......................................         4,072          3,810
    Gain on disposition of investment in partnerships,
      net of disposition fees ............................................          --       (2,975,217)

    Changes in assets and liabilities:
      Decrease (increase) in other assets ................................         6,552         (9,530)
      Decrease in accounts payable and accrued expenses ..................        (7,849)       (29,252)
                                                                             -----------    -----------

        Net cash used in operating activities ............................      (293,584)      (236,112)
                                                                             -----------    -----------

Cash flows from investing activities:

  Advance to local partnership ...........................................      (150,000)          --
  Proceeds from disposition of investment in partnerships ................          --        7,451,019
  Collection of sale proceeds due to the Partnership .....................          --          536,727
  Disposition fee paid to a related party ................................          --       (1,464,800)
  Receipt of distribution from partnership ...............................         7,219         35,970
                                                                             -----------    -----------

        Net cash (used in) provided by investing activities ..............      (142,781)     6,558,916
                                                                             -----------    -----------

Cash flows from financing activities:

  Distribution paid to Limited Partners ..................................    (2,524,194)          --
  Tax distribution on behalf of Additional Limited Partners ..............          --         (155,574)
                                                                             -----------    -----------

        Net cash used in financing activities ............................    (2,524,194)      (155,574)
                                                                             -----------    -----------

Net (decrease) increase in cash and cash equivalents .....................    (2,960,559)     6,167,230

Cash and cash equivalents, beginning of period ...........................     7,265,038      1,743,709
                                                                             -----------    -----------

Cash and cash equivalents, end of period .................................   $ 4,304,479    $ 7,910,939
                                                                             ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.
                                       -3-

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of June 30, 2009, and the results of its operations for the three and six month periods ended June 30, 2009 and 2008, and its cash flows for the six month periods ended June 30, 2009 and 2008. The results of operations for the interim periods ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.

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



2.   NEW ACCOUNTING PRONOUNCEMENTS

     FASB Statement No. 165 Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the company issues financial statements or has them available to issue. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for periods ending after

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


2.   NEW ACCOUNTING PRONOUNCEMENTS - Continued

June 15, 2009. Subsequent events have been evaluated through August 11, 2009, which is the issue date of the financial statements. The adoption of SFAS 165 did not have a material impact on the results of operations or financial position.

     In April 2009, FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" was issued which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted the FSP during the quarter ended June 30, 2009.

     In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under US GAAP. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008. The adoption did not have a material impact on our financial position, results of operations or cash flows. In accordance with FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157", we adopted the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009. The adoption did not have a material impact on our financial position, results of operations or cash flows.

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


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Advance to Local Partnership
     ----------------------------

     As of June 30, 2009 and December 31, 2008, the Partnership had advanced funds, including accrued interest, totaling $572,636 and $422,636, respectively, to ARA Associates -- Shangri-La Ltd. 0(Shallowford Oaks). On April 28, 2009, the Partnership advanced $150,000 to Shallowford Oaks for operating expenses. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

years. On July 29, 2009, the Partnership advanced $300,000 to Shallowford Oaks for maintenance expenses. For financial reporting purposes, this loan will be reduced to zero by the Partnership as a result of losses at the Local Partnership.

b.   Property matters
     ----------------

                                  Baltic Plaza
                                  ------------

     On June 24, 2001, the Local Managing General Partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza). On December 19, 2002, Baltic Plaza was sold. Cash proceeds received by the
Partnership totaled $2,053,358. As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser. The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved. The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser's annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032. As of August 11, 2009, no payments of principal or interest have been received on this purchase money note. The Partnership's 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at June 30, 2009 and December 31, 2008, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk. The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

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

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the six and six Local Partnerships in which the Partnership was invested as of June 30, 2009 and 2008, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of Local Partnership net income.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the three months ended
                                                                          June 30,
                                               -----------------------------------------------------------
                                                          2009                              2008
                                               --------------------------       --------------------------
                                                 Equity                           Equity
                                                 Method        Suspended          Method        Suspended
                                               ----------      ----------       ----------      ----------
     Number of Local Partnerships                  2               4                2               4
                                                   =               =                =               =

     Revenue:
       Rental                                  $  764,362      $  872,711       $  673,340      $  860,771
       Other                                       (8,362)         23,041          (27,990)         34,229
                                               ----------      ----------       ----------      ----------

         Total revenue                            756,000         895,752          645,350         895,000
                                               ----------      ----------       ----------      ----------

     Expenses:
       Operating                                  326,346         598,203          396,531         593,970
       Interest                                   133,820         162,331          155,480         170,154
       Depreciation and amortization              121,427          94,564          121,156          96,270
                                               ----------      ----------       ----------      ----------

         Total expenses                           581,593         855,098          673,167         860,394
                                               ----------      ----------       ----------      ----------

     Net income (loss)                         $  174,407      $   40,654       $  (27,817)     $   34,606
                                               ==========      ==========       ==========      ==========

     Cash distribution                         $       --      $       --       $   27,437      $       --
                                               ==========      ==========       ==========      ==========

     Cash distribution recorded
       as reduction of investments
       in partnerships                         $       --      $       --       $   27,437      $       --
                                               ==========      ==========       ==========      ==========

     Cash distributions recorded
       as income                               $       --      $       --       $       --      $    8,533 (1)

     Partnership's share of Local
       Partnership net income (loss)              170,907              --          (27,257)             --
       Advance to Local Partnership                    --        (150,000)              --              --
                                               --------------------------       --------------------------
     Share of income (loss) from
       partnerships                                     $20,907                          $(18,724)
                                                        =======                          ========

     (1) Includes Warner House sold in March 2008.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


3.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                  For the six months ended
                                                                          June 30,
                                                -----------------------------------------------------------
                                                           2009                            2008
                                                -------------------------       ---------------------------
                                                  Equity                           Equity
                                                  Method        Suspended          Method        Suspended
                                                ----------      ----------       ----------      ----------
      Number of Local Partnerships                  2               4                 2              4
                                                    =               =                 =              =

      Revenue:
        Rental                                  $1,463,769      $1,745,423       $1,366,866      $1,721,542
        Other                                       37,533          46,082           18,504          68,459
                                                ----------      ----------       ----------      ----------

          Total revenue                          1,501,302       1,791,505        1,385,370       1,790,001
                                                ----------      ----------       ----------      ----------

      Expenses:
        Operating                                  695,999       1,196,406          739,034       1,187,940
        Interest                                   267,640         324,662          310,961         340,307
        Depreciation and amortization              242,855         189,127          242,313         192,541
                                                ----------      ----------       ----------      ----------

          Total expenses                         1,206,494       1,710,195        1,292,308       1,720,788
                                                ----------      ----------       ----------      ----------

      Net income                                $  294,808      $   81,310       $   93,062      $   69,213
                                                ==========      ==========       ==========      ==========

      Cash distributions                        $       --      $    7,219       $   27,437      $       --
                                                ==========      ==========       ==========      ==========

      Cash distributions recorded
        as reduction of investments
        in partnerships                         $       --      $       --       $   27,437      $       --
                                                ==========      ==========       ==========      ==========

      Cash distributions recorded
        as income                               $        --     $     7,219      $       --      $    8,533 (1)

      Partnership's share of Local
        Partnership net income                      288,891             --          91,197               --
        Advance to Local Partnership                     --       (150,000)              --              --
                                                --------------------------       --------------------------

      Share of income from partnerships                  $146,110                         $99,730
                                                         ========                         =======

     (1) Includes Warner House sold in March 2008.


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of June 30, 2009 and 2008, the Partnership's share of cumulative losses to date for four of six and for four of six Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $4,858,913 and $5,026,917, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. For the three and six month periods ended June 30, 2009, the Partnership paid $75,482 and $131,836, respectively. For the three and six month periods ended June 30, 2008, the Partnership paid $103,145 and $180,267, respectively. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended June 30, 2009 and 2008 and $47,604 for each of the six month periods ended June 30, 2009 and 2008.

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


5.   CASH DISTRIBUTIONS

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

                         CAPITAL REALTY INVESTORS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


5.   CASH DISTRIBUTIONS - Continued

     On March 27, 2009, the Partnership paid a cash distribution of $2,524,194 ($102 per Unit) to the Limited Partners who were holders of record as of March 27, 2009. The distribution consisted of a portion of the proceeds received from the sales of Linden Place, Court Place, Park Glen and Warner House.


6.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains six cash accounts. As of June 30, 2009, the uninsured portion of the cash balances was $4,473,669.


                           Number of    Bank Balance     Insured     Uninsured
        Bank               Accounts       06/30/09       06/30/09     06/30/09
----------------------     --------     ------------     --------    ----------

Dreyfus Inst Preferred
  Money Market Fund            2        $4,449,000       $0          $4,449,000

Dreyfus Inst Preferred
  Prime                        1        $24,669          $0          $24,669

SunTrust Bank                  3        $36,254          $36,254     $0


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


Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                          New Accounting Pronouncements
                          -----------------------------

     FASB Statement No. 165 Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the company issues financial statements or has them available to issue. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for periods ending after June 15, 2009. Subsequent events have been evaluated through August 11, 2009, which is the issue date of the financial statements. The adoption of SFAS 165 did not have a material impact on the results of operations or financial position.

     In April 2009, FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" was issued which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted the FSP during the quarter ended June 30, 2009, and have included the additional disclosures in Note 2 to the financial statements.

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

     As  of  June  30,  2009,  the   Partnership  has  no  investment  in  Local
Partnerships with Section 8 HAP Contracts expiring in 2009.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,304,479 as of June 30, 2009, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 11, 2009, there were no material commitments for capital expenditures.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2009, existing cash resources was adequate to support net cash used in operating activities and financing activities. Cash and cash equivalents decreased $2,960,559 during the six month period ended June 30, 2009, primarily due to the distribution paid to limited partners.

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

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended June 30, 2009 decreased compared to 2008, primarily due to increased share of income from partnerships and decreased general and administrative expenses, partially offset by decreased interest revenue. Share of income from partnerships increased primarily due to higher rental income and lower operating expenses at one property, partially offset by a loan which was reduced to zero by the Partnership as a result of losses at the Local Partnership level. Interest revenue decreased due to lower rates in 2009.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership recognized net loss for the six month period ended June 30, 2009 compared to net income in 2008, primarily due to decreases in gain on disposition of investment in partnerships and interest revenue and higher professional fees, partially offset by increased share of income from partnerships and decreased general and administrative expenses. Share of income from partnerships increased and interest revenue decreased both as stated above. General and administrative expenses decreased primarily due to lower reimbursed payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2009, did not include losses of $27,580 and $55,159, respectively, compared to excluded losses of $39,513 and $79,025, respectively, for the three and six month periods ended June 30, 2008.

     No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2009.

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


Item 4. Controls and Procedures

     In June 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2009, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2009.

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



August 11, 2009                        by:  /s/ H. William Willoughby
---------------                             ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer,
                                              and Principal Accounting Officer