Form 10-K
period 2009-12-31
CAPITAL REALTY INVESTORS LTD
filed 2010-05-19
CIK 354521

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-11149

CAPITAL REALTY INVESTORS, LTD.

 (Exact Name of Issuer as Specified in its Charter)

District of Columbia	52-1219926
(State of Incorporation)	(I.R.S. Employer Identification No.)

11200 Rockville Pike
Rockville, MD	20852
(Address of Principal Executive Offices)	(ZIP Code)

(301) 468-9200
(Issuer’s Telephone Number, Including Area Code)
_____________________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes           ☐           No           ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes           ☐           No           ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           ☑           No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of Aaccelerated filer and large accelerated filer@ in Rule 12b-2 of the Exchange Act.
Large accelerated filer          ☐       Accelerated filer          ☐        Non-accelerated filer     ☐    Smaller reporting company     ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐            No          ☑

The units of limited partner interest of the Registrant are not traded in any market.  Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price.

DOCUMENTS INCORPORATED BY REFERENCE
CAPITAL REALTY INVESTORS, LTD.

2009 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Page Number
PART I

Item 1.	Business	I-1
Item 2.	Properties	I-4
Item 3.	Legal Proceedings	I-4
Item 4.	Submission of Matters to a Vote of Security Holders	I-4

PART II

Item 5.	Market for the Registrant’s Partnership Interests
	and Related Partnership Matters	II-1
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results or Operations	II-2
Item 8.	Financial Statements	II-7
Item 9.	Changes In and Disagreements With Accountants
	on Accounting and Financial Disclosure	II-7
Item 9A.	Controls and Procedures	II-8
Item 9B.	Other Information	II-8

PART III

Item 10.	Directors and Executive Officers of the Registrant	III-1
Item 11.	Executive Compensation	III-2
Item 12.	Security Ownership of Certain Beneficial Owners and Management	III-2
Item 13.	Certain Relationships and Related Transactions	III-3
Item 14.	Principal Accountant Fees and Services	III-4

PART IV

Item 15.	Exhibits and Financial Statements	IV-1

PART I

ITEM 1.                      BUSINESS

Capital Realty Investors, Ltd. (the Partnership) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981.  On December 31, 1981, the Partnership commenced offering 30,000 units of limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner & Smith, Incorporated.  The Partnership closed the offering on December 31, 1982, at which time 24,837 units of limited partner interest had become subscribed.  As of December 31, 2009, 90 units of limited partner interest had been abandoned.

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

The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships).  The Partnership originally made investments in eighteen Local Partnerships.  As of December 31, 2009, the Partnership retained investments in six Local Partnerships.  Each of these Local Partnerships owns a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income.  The original objectives of these investments, not necessarily in order of importance, were to:

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

The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies, and who generally remain as the local general partners in the Local Partnerships.  In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects.  However, under certain circumstances, the Local Partnerships’ partnership agreements permit removal of the local general partner and replacement with another local general partner or with an affiliate of the Partnership's Managing General Partner.

PART I

ITEM 1.                      BUSINESS - Continued

On August 18, 2006, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to Limited Partners to solicit consents for approval of an amendment of the Partnership’s Limited Partnership Agreement to permit the Managing General Partner, CRI, to be eligible to receive an increased property disposition fee from the Partnership on the same basis as such fees could be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests, to the extent that CRI markets and sells the Partnership’s assets instead of such persons (a “Disposition Fee”).

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

As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in eighteen (six remaining as of December 31, 2009) Local Partnerships.  As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment.  In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnerships.  The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

PART I

ITEM 1.                      BUSINESS - Continued

A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2009, follows.

SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT (1)

				Units
	Mortgage			Authorized for	Expiration
Name and Location	Payable at	Financed and/or Insured	Number of	Low Income	of
Of Apartment Complex	12/31/09 (2)	and/or Subsidized Under	Rental Units	Subsidies	HAP Contract

Capitol Commons	$ 2,496,278	Michigan State Housing	200	200	05/31/12
Lansing, MI		Development Authority

Chestnut	928,062	California Housing	90	90	01/14/13
Fresno, CA		Finance Agency

Hillview Terrace	1,746,720	Rural Economic Community	125	--	--
Traverse City, MI		Development

New Sharon Woods Apts.	3,577,344	Federal Housing Administration	50	50	09/01/26
Deptford, NJ		(FHA)

Shallowford Oaks	4,897,674	FHA	204	--	--
Chamblee, GA

Westwood Village	485,630	Connecticut Housing Finance	48	48	02/24/12
New Haven, CT		Authority

Totals (6 Properties)	$14,131,708		717	388

						Average Effective Annual
	Units Occupied As					Rental Per Unit
	Percentage of Total Units					for the Years Ended
Name and Location	As of December 31,					December 31,
of Apartment Complex	2009	2008	2007	2006	2005	2009	2008	2007	2006	2005

Capitol Commons	99%	99%	100%	99%	99%	$10,376	$10,122	$10,114	$ 9,831	$ 9,717
Lansing, MI

Chestnut	99%	99%	99%	99%	99%	8,806	8,591	8,347	8,094	7,584
Fresno, CA

Hillview Terrace	99%	99%	99%	100%	99%	5,160	5,062	4,846	4,608	4,334
Traverse City, MI

New Sharon Woods Apts.	97%	98%	93%	98%	94%	11,960	11,784	10,835	11,680	12,108
Deptford, NJ

Shallowford Oaks	85%	82%	88%	92%	90%	7,013	7,877	8,229	8,166	8,213
Chamblee, GA

Westwood Village	97%	96%	95%	98%	100%	14,891	13,793	12,853	12,918	12,191
New Haven, CT

Totals (6 Properties) (3)	95%	96%	96%	98%	97%	$ 8,725	$ 8,771	$ 9,204	$ 9,216	$ 9,025

PART I

ITEM 1.                      BUSINESS – Continued

(1)
All properties are multifamily housing complexes.  No single tenant rents 10% or more of the rentable square footage.  Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2)	The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2009.
(3)	The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

On March 31, 2008, the Partnership’s interest in Court Place was sold.  See the notes to financial statements for additional information concerning the sale.

On March 31, 2008, the Partnership’s interest in Park Glen was sold.  See the notes to financial statements for additional information concerning the sale.

On March 31, 2008, the Partnership’s interest in Warner House was sold.  See the notes to financial statements for additional information concerning the sale.

On January 1, 2008, the Partnership’s interest in Linden Place was sold.  See the notes to financial statements for additional information concerning the sale.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

On August 18, 2006, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to Limited Partners to solicit consents for approval of an amendment of the Partnership’s Limited Partnership Agreement to permit the Managing General Partner, CRI, to be eligible to receive an increased property disposition fee from the Partnership on the same basis as such fees could be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests, to the extent that CRI markets and sells the Partnership’s assets instead of such persons (a “Disposition Fee”).

PART I

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS – Continued

The record date for voting was August 1, 2006, and the final voting deadline was October 17, 2006.  The Managing General Partner received consent from a majority of Limited Partners for the increased Disposition Fee.  A tabulation of votes received by the voting deadline follows.

FOR		AGAINST		ABSTAIN		TOTAL
	Units of		Units of		Units of		Units of
	Limited		Limited		limited		Limited
	Partner		Partner		partner		Partner
Interest	Percent	Interest	Percent	Interest	Percent	Interest	Percent

12,856	51.95%	2,914	11.77%	375	1.52%	16,145	65.24%

PART II

ITEM 5.                      MARKET FOR THE REGISTRANT’S PARTNERSHIP INTERESTS
AND RELATED PARTNERSHIP MATTERS

(a)
There is no established market for the purchase and sale of units of limited partner interest (Units) in the Partnership, although various informal secondary market services may exist.  Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

(b)	As of May 18, 2010, there were approximately 1,277 registered holders of Units in the Partnership.

(c)
On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners.  From the distribution amount, in April 2008, $155,574 was paid to the state of Maryland for non-resident withholding, and the excess amount of taxes withheld from the 2007 distribution of $403,464 was paid to Limited Partners in July 2008.  This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights.

On March 27, 2009, the Partnership paid a cash distribution of $2,524,194 ($102 per Unit) to the Limited Partners who were holders of record as of March 27, 2009.  The distribution consisted of a portion of the proceeds received from the sales of Linden Place, Court Place, Park Glen and Warner House.

PART II

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Realty Investors, Ltd.’s (the Partnership) Management’s Discussion and Analysis of Financial Condition and Results of Operations section is based on the financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations.  Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-K at December 31, 2009.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for four Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.  The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  If an asset was determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

New Accounting Pronouncements

On July 1, 2009, the Partnership adopted Financial Accounting Standards Board Accounting Standards Codification (“ASC”), which establishes the ASC as the source of authoritative accounting principles to be applied in preparation of financial statements in conformity with US GAAP.  The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows.

On January 1, 2009, the Partnership adopted the new accounting standard which requires adoption of the fair value standards in the ASC for nonfinancial assets and nonfinancial liabilities.  The adoption did not have a material impact on the financial position, results of operations or cash flows.

PART II

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – Continued

During the quarter ended June 30, 2009, the Partnership adopted the new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements.

The ASC establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the Partnership issues financial statements or has them available to issue. The ASC defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The guidance became effective for periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on the financial position, results of operations or cash flows.

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

The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties, through the Partnership’s investment in Local Partnerships.  Regulatory restrictions on cash distributions from the properties limited the original projections of annual cash distributions from property operations.

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

PART II

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – Continued

C.R.I., Inc. (the Managing General Partner) continues to evaluate the Partnership’s underlying apartment complexes to develop strategies that maximize the benefits to investors.  Issues that are at the forefront of the Managing General Partner’s strategic planning include: the expiration of Section 8 Housing Assistance Payment (HAP) contracts, the restrictions on properties with state housing agency financing or the U. S. Department of Agriculture’s Rural Development agency (RD) financing, the cessation of losses to the Partnership due to the complete depletion of low-income housing accelerated depreciation deductions on the Local Partnerships’ properties, and the reduction of mortgage interest deductions as the mortgage loans move closer to maturity.

Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and one Local Partnership has a mortgage loan financed by the RD agency.  The Local Partnerships that have Section 8 HAP contracts in place are for all or substantially all of their apartment units.  Section 8 HAP contracts are generally regulated by the Department of Housing and Urban Development (HUD) (the state housing agencies, RD and HUD, collectively, the “Agencies”).  Currently, these Section 8 HAP contracts expire through 2026, and the Managing General Partner believes that, at expiration, the Agencies will strive to preserve the units as low income, or affordable housing by exercising their rights under the mortgage and/or regulatory agreements to disallow prepayment of the mortgage or conversion of the units to market rate housing.  The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring Section 8 HAP contracts and what impact the Agencies’ strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership’s investments in the Local Partnerships.

In connection with renewals of the HAP Contracts under current law and policy, HUD has determined that the amount of rental assistance payments will be based on market rental instead of above market rentals (as may be the case under existing HAP Contracts). The payments under the renewed HAP Contracts may provide sufficient cash flow to permit owners of these properties to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”). To address the reduction in payments under HAP Contracts as a result of this policy, HUD provides for the restructuring of mortgage loans insured by the FHA. An FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the borrower of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.

PART II

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – Continued

Sales of properties with state agency or RD financing will be extremely difficult.  Since the Agencies are unlikely to allow mortgage prepayment and/or sale for a conversion to market rate housing, prospective buyers are generally limited to tax credit buyers or not-for-profit organizations.

As of December 31, 2009, the Partnership has no investments in Local Partnerships with Section 8 HAP contracts expiring in 2010.

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

Financial Condition/Liquidity

As of December 31, 2009, the Partnership had approximately 1,281 investors who held a total of 24,747 units of limited partner interest which were originally sold for the aggregate amount of $24,747,000. The Partnership originally made investments in eighteen Local Partnerships, of which six remain at December 31, 2009.  The Partnership’s liquidity, with unrestricted cash resources of $3,850,033, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 18, 2010, there were no material commitments for capital expenditures.

During 2009 and 2008, the Partnership received cash distributions of $41,875 and $70,568, respectively, from the Local Partnerships.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the year ended December 31, 2009, existing cash resources and the receipt of distributions from Local Partnerships were adequate to support net cash used in operating activities and investing activities.  Cash and cash equivalents decreased $3,415,005 during 2009, primarily due to the distribution paid and advances made to the local partnership.

On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners.  From the distribution amount, in April 2008, $155,574 was paid to the state of Maryland for non-resident withholding, and the excess amount of taxes withheld from the 2007 distribution of $403,464 was paid to Limited Partners in July 2008.  This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights.

PART II

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – Continued

On March 27, 2009, the Partnership paid a cash distribution of $2,524,194 ($102 per Unit) to the Limited Partners who were holders of record as of March 27, 2009.  The distribution consisted of a portion of the proceeds received from the sales of Linden Place, Court Place, Park Glen and Warner House.

Results of Operations

2009 versus 2008

The Partnership recognized net loss for the year ended December 31, 2009, compared to net income for the year ended 2008, primarily due to decreases in gain on disposition of investment in partnerships, share of income from partnerships, interest revenue and higher professional fees, partially offset by lower general and administrative expenses.  Share of income from partnerships decreased primarily due to advances which were reduced to zero by the Partnership as a result of losses at the Local Partnership level.  Interest revenue decreased due to lower cash and cash equivalent balances and rates in 2009.  Professional fees increased due to higher audit costs.  General and administrative expenses decreased primarily due to lower reimbursed payroll cost.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership’s share of income from partnerships for the years ended December 31, 2009 and 2008, did not include losses of $275,248 and $110,317, respectively.  Distributions of $14,439 and $0 received from one and zero Local Partnerships during 2009 and 2008, respectively, for which the Partnership’s carrying value is zero (equity method suspended), were recorded as increases in the Partnership’s share of income from partnerships in the year received.

Inflation

Inflation allows for increases in rental rates, usually offsetting any higher operating and replacement costs.  Furthermore, inflation generally does not impact the fixed rate long-term financing under which the Partnership’s real property investments were purchased.  Future inflation could allow for appreciated values of the Local Partnerships’ properties over an extended period of time as rental revenues and replacement values gradually increase.

The combined rental revenues of the Partnership’s remaining properties for the five years ended December 31, 2009, follow.  Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2009 and prior years.

PART II

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – Continued

	For the years ended December 31,
	2009		2008		2007		2006		2005

Combined Rental
Revenue	$6,256,068		$6,288,472		$6,217,188		$6,140,419		$6,033,627

Annual Percentage
Increase (decrease)		(.5%)		1.1%		1.3%		1.8%

ITEM 8.                      FINANCIAL STATEMENTS

The information required by this item is contained in Part IV.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART II

ITEM 9A.                      CONTROLS AND PROCEDURES

In February 2010, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15.  The Managing General Partner does not expect that the Partnership’s disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC’s rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2009.

PART II

ITEM 9A.                      CONTROLS AND PROCEDURES - Continued

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

In addition, there have been no significant changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2009, but not reported, whether or not otherwise required by this Form 10-K at December 31, 2009.

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b)

The Partnership has no directors, executive officers or employees of its own.

(a) and (b)

The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, follow.

William B. Dockser, 73, has been the Chairman of the Board and a Director of CRI since 1974.  Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties.  Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs.  Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts.  He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 63, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989.  Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI.  He is principally responsible for the financial management of CRI and its associated partnerships.  Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co.  He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

(c)	There is no family relationship between any of the foregoing directors and executive officers.

(d)	Involvement in certain legal proceedings.

None.

III-1

PART III

ITEM 11.                      EXECUTIVE COMPENSATION

(a), (b), (c), (d), (e), (f), (g), and (h)

The Partnership has no officers or directors.  However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates.  Additional information required by this Item 11 is incorporated herein by reference to Notes 3 and 4 of the notes to financial statements contained in Part IV.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

(a)	Security ownership of certain beneficial owners.

The following table sets forth certain information concerning any person (including any “group”) who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at May 18, 2010.

		% of Total
Name and Address	Amount and Nature	Units Issued
Of Beneficial Owner	of Beneficial Ownership	and Outstanding

Equity Resource	5,715.25 Units	23.09%
Investments, LLC
44 Brattle Street
Cambridge, MA 02138

(b)	Security ownership of management.

    The following table sets forth certain information concerning all Units beneficially owned, as of May 18, 2010, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

	% of Total
Name of	Amount and Nature	Units Issued
Beneficial Owner	of Beneficial Ownership	and Outstanding

William B. Dockser	None	0.0%
H. William Willoughby	None	0.0%
All Directors and Officers
as a Group (2 persons)	None	0.0%

III-2

PART III

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT - Continued

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

The Partnership has no directors or officers.  In addition, the Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI.  Item 11 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference.  Note 3 of the notes to financial statements contained in Part IV, which contains disclosure of related party transactions, is also incorporated herein by reference.

(c)	Certain business relationships.

The Partnership's response to Item 13(a) is incorporated herein by reference.  In addition, the Partnership has no business relationship with entities of which the officers and directors of the Managing General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 13(a).

(d)	Transactions with promoters.

Not applicable.

III-3

PART III

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the years ended December 31, 2009 and 2008, the Partnership retained Grant Thornton LLP to provide services as follows.

	Year Ended
	December 31,
	2009	2008

Audit fees	$112,500	$109,200
Audit-related fees	--	--
Tax fees (1)	16,000	16,000
All other fees	--	--

Total billed	$128,500	$125,200

(1)	Preparation of Partnership federal and state tax returns.

The Partnership has no directors or officers.  The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP.  Prior to approving Grant Thornton LLP’s providing any non-audit services, the Board of Directors of the Managing General Partner of the Partnership would assess whether the provision of those services would compromise Grant Thornton LLP’s independence.  Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2009 and 2008, which services it was determined did not compromise Grant Thornton LLP’s independence.

III-4

PART IV

ITEM 15.                      EXHIBITS

1.           Financial Statements

a.           The following documents are included as part of this report:

(1)           Financial Statements

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Changes in Partners’ (Deficit) Capital
Statements of Cash Flows
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

Exhibit No. 31.1 -	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

PART IV

ITEM 15.                      EXHIBITS - Continued

Exhibit No. 31.2 -	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32 -	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99 - Additional Exhibits.

a.	Prospectus of the Partnership, dated December 31, 1981. (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated December 4, 1981.)

b.	Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors, Ltd. has invested.

c.	Definitive Proxy Statement. (Incorporated by reference to Registrant’s Definitive Proxy Statement dated August 18, 2006.)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL REALTY INVESTORS, LTD.
(Registrant)

May 18, 2010	By: /s/ William B. Dockser
DATE	William B. Dockser
Director, Chairman of the Board,
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 18, 2010	By: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer

CAPITAL REALTY INVESTORS, LTD.

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements of Capital Realty Investors, Ltd.

Report of Independent Registered Public Accounting Firm	IV-5
Balance Sheets as of December 31, 2009 and 2008	IV-6
Statements of Operations for the Years Ended
December 31, 2009, 2008 and 2007	IV-7
Statements of Changes in Partners’ (Deficit) Capital for the Years Ended
December 31, 2009, 2008 and 2007	IV-8
Statements of Cash Flows for the Years Ended
December 31, 2009, 2008 and 2007	IV-9
Notes to Financial Statements	IV-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Capital Realty Investors, Ltd.

We have audited the accompanying balance sheets of Capital Realty Investors, Ltd (a District of Columbia limited partnership) (the Partnership) as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ (deficit) capital, and cash flows for each of the three  years in the  period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships.  The Partnership’s share of income from these Local Partnerships constitutes $0, $0 and $746,891 of income in 2009, 2008 and 2007, respectively, included in the Partnership’s 2009, 2008 and 2007 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

McLean, Virginia
May 18, 2010

CAPITAL REALTY INVESTORS, LTD.

BALANCE SHEETS

ASSETS

	December 31,
	2009	2008

Investments in and advances to partnerships	$3,144,406	$2,469,275
Cash and cash equivalents	3,850,033	7,265,038
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $178,047 and $171,568, respectively	81,108	87,587
Property purchase costs,
net of accumulated amortization of $46,154 and $44,489, respectively	20,691	22,356
Other assets	--	7,791

Total assets	$7,096,238	$9,852,047

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued expenses	$21,886	$51,483

Total liabilities	21,886	51,483

Commitments and contingencies

Partners’ capital

Capital paid in:
General Partners	14,000	14,000
Limited Partners	24,837,000	24,837,000

	24,851,000	24,851,000

Less:
Accumulated distributions to partners	(15,509,272)	(12,985,078)
Offering costs	(2,689,521)	(2,689,521)
Accumulated (losses) gain	422,145	624,163

Total partners’ capital	7,074,352	9,800,564

Total liabilities and partners’ capital	$7,096,238	$9,852,047

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2009	2008	2007

Share of income from partnerships	$267,006	$348,731	$1,281,197

Other revenue and expenses:

Revenue:
Interest and other	18,540	210,784	202,110

Expenses:
General and administrative	270,648	349,262	342,929
Professional fees	113,564	73,157	139,045
Management fee	95,208	95,208	95,208
Amortization of deferred costs	8,144	8,668	49,815

	487,564	526,295	626,997

Total other revenue and expenses	(469,024)	(315,511)	(424,887)

(Loss) income before gain on disposition of investment in
Partnerships and impairment loss	(202,018)	33,220	856,310

Gain on disposition of investment in partnerships, net of
disposition fee	--	2,975,217	7,398,258

Impairment loss	--	--	(1,756,434)

Net (loss) income	$(202,018)	$3,008,437	$6,498,134

Net (loss) income allocated to General Partners (3%)	$(6,061)	$90,253	$194,944

Net (loss) income allocated to Limited Partners (97%)	$(195,957)	$2,918,184	$6,303,190

Net (loss) income per unit of Limited Partner Interest,
based on 24,747 units outstanding	$(7.92)	$117.92	$254.71

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

	General	Limited
	Partners	Partners	Total

Partners’ (deficit) capital, January 1, 2007	$(325,377)	$7,996,657	$7,671,280

Net income	194,944	6,303,190	6,498,134

Distribution of $298 per Unit
of Limited Partner Interest	--	(6,818,248)	(6,818,248)

Distribution payable	--	(556,358)	(556,358)

Partners’ (deficit) capital, December 31, 2007	(130,433)	6,925,241	6,794,808

Net income	90,253	2,918,184	3,008,437

Distribution paid	--	(2,681)	(2,681)

Partners’ (deficit) capital, December 31, 2008	(40,180)	9,840,744	9,800,564

Net loss	(6,061)	(195,957)	(202,018)

Distribution of $102 per Unit
of Limited Partner Interest	--	(2,524,194)	(2,524,194)

Partners’ (deficit) capital, December 31, 2009	$(46,241)	$7,120,593	$7,074,352

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2009	2008	2007

Cash flows from operating activities:
Net (loss) income	$(202,018)	$3,008,437	$6,498,134

Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Share of income from partnerships	(267,006)	(348,731)	(1,281,197)
Amortization of deferred costs	8,144	8,668	49,815
Gain on disposition of investment in partnership, net of
disposition fee	--	(2,975,217)	(6,891,180)
Impairment loss	--	--	1,756,434

Changes in assets and liabilities:
Decrease (increase) in other assets	7,791	(876)	279
Decrease in accounts payable and accrued expenses	(29,597)	(73,688)	(122,914)

Net cash (used in) provided by in operating activities	(482,686)	(381,407)	9,371

Cash flows from investing activities:
Proceeds from disposition of investment in partnerships	--	7,451,019	7,828,286
Collection of sale proceeds due to the Partnership	--	536,727	151,409
Receipt of distributions from partnerships	41,875	70,568	179,193
Sale proceeds receivable	--	--	(517,428)
Disposition fee paid to a related party	--	(1,464,800)	(530,000)
Advances made to local partnership	(450,000)	(135,000)	--
Collection of advance made to local partnership	--	3,260	--

Net cash (used in) provided by investing activities	(408,125)	6,461,774	7,111,460

Cash flows from financing activities:
Distributions to Limited Partners	(2,524,194)	(403,464)	(6,818,248)
Tax distribution on behalf of Limited Partners	--	(155,574)	--

Net cash used in financing activities	(2,524,194)	(559,038)	(6,818,248)

Net (decrease) increase in cash and cash equivalents	(3,415,005)	5,521,329	302,583

Cash and cash equivalents, beginning of year	7,265,038	1,743,709	1,441,126

Cash and cash equivalents, end of year	$3,850,033	$7,265,038	$1,743,709

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

The Partnership sold 24,837 units at $1,000 per unit of limited partner interest through a public offering.  The offering period was terminated on December 31, 1982.  As of December 31, 2009, 90 units of limited partner interest had been abandoned.

b.           Method of accounting

The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

c.           Investments in and advances to partnerships

The investments in and advances to Local Partnerships are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships.  Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships.  As of December 31, 2009 and 2008, the Partnership's share of cumulative losses for four of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $4,951,574 and $4,936,906, respectively.  Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.  Distributions of $14,439 and $0 received from one and zero Local Partnerships during 2009 and 2008, respectively, for which the Partnership’s carrying value is zero (equity method suspended) were recorded as increases in the Partnership’s share of income from partnerships in the year received.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

d.           Investment in partnerships held for sale

When investments are reclassified to investment in partnerships held for sale, amortization of acquisition fees and property purchase costs are discontinued.  Assets held for sale are recorded at the lower of the carrying amount or expected sales price less costs to sell.

e.           Cash and cash equivalents

Cash and cash equivalents consist of money market funds, time and demand deposits, and repurchase agreements with original maturities of three months or less.  Interest income is recognized as earned.

f.           Income taxes

For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership’s income or loss as determined for tax purposes.  Accordingly, no provision has been made for income taxes in these financial statements.

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

h.           Fair Value of Financial Instruments

On January 1, 2009, the Partnership adopted the new accounting standard which requires adoption of the fair value standards in the Financing Accounting Standards Board Accounting Standards Codification (“ASC”) for nonfinancial assets and nonfinancial liabilities.  The adoption did not have a material impact on the financial position, results of operations or cash flows.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

During the quarter ended June 30, 2009, the Partnership adopted the new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements.

The ASC establishes a hierarchy for inputs used in measuring fair value as follows:

1.	Level 1 Inputs -- quoted prices in active markets for identical assets and liabilities.
2.	Level 2 Inputs -- observable inputs other than quoted prices in active markets for identical assets and liabilities.
3.	Level 3 Inputs -- unobservable inputs.

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

j.           Proxy Statement

On August 18, 2006, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to Limited Partners to solicit consents for approval of an amendment of the Partnership’s Limited Partnership Agreement to permit the Managing General Partner, CRI, to be eligible to receive an increased property disposition fee from the Partnership on the same basis as such fees could be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests, to the extent that CRI markets and sells the Partnership’s assets instead of such persons (a “Disposition Fee”).

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

1.           New accounting pronouncements

On July 1, 2009, the Partnership adopted Financial Accounting Standards Board Accounting Standards Codification, which establishes the ASC as the source of authoritative accounting principles to be applied in preparation of financial statements in conformity with US GAAP.  The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows.

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

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The ASC establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the Partnership issues financial statements or has them available to issue. The ASC defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The guidance became effective for periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on the financial position, results of operations or cash flows.

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.           Interests in profits, losses and cash distributions made by Local Partnerships

The Partnership has a 94.99% to 98.98% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership.  An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership.  As stipulated by the Local Partnerships’ partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any.  During 2009, 2008 and 2007, the Partnership received cash distributions from rental operations of the Local Partnerships of $41,875, $70,568 and $179,193, respectively.  As of December 31, 2009, 2008 and 2007, three, three and five of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $855,928, $757,062 and $981,019, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

b.           Advance to Local Partnership

As of both December 31, 2009 and 2008, the Partnership had advanced funds, including accrued interest, totaling $872,636 and $422,636, respectively, to ARA Associates - Shangri-La Ltd. (Shallowford Oaks).  On April 28, 2009, the Partnership advanced $150,000 to Shallowford Oaks for operating expenses.  On July 29, 2009, the Partnership advanced $300,000 to Shallowford Oaks for maintenance expenses.  For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

c.           Property matters

Baltic Plaza

On June 24, 2001, the Local Managing General Partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza).  On December 19, 2002, Baltic Plaza was sold.  Cash proceeds received by the Partnership totaled $2,053,358.  As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser.  The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved.  The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser’s annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032.  As of May 18, 2010, no payments of principal or interest have been received on this purchase money note.  The Partnership’s 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at December 31, 2009 and 2008, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk.  The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.           Completed sales

Court Place

On March 31, 2008, the Partnership’s interest in Court Place was sold.  The sale resulted in net gain on disposition of investment in partnerships of $0 for financial statement purposes in 2008 and in gain of $70,099 for federal tax purposes.  In accordance with the terms of the Partnership Agreement, in April 2008, the Managing General Partner was paid a disposition fee of $246,690 related to the sale.  The fee was netted against the related gain on disposition of investment in partnerships at March 31, 2008.

Frederick Heights

On March 30, 2007, Frederick Heights Limited Partnership (Frederick Heights) was sold.  Gross cash sale proceeds received and receivable by the Partnership totaled $8,423,388. The sale resulted in net gain on disposition of investment in partnerships of $7,335,473 for financial statement purposes in 2007 and a total gain of $9,563,599 for federal tax purposes.  In accordance with the terms of the Partnership Agreement, in April 2007, the Managing General Partner was paid a disposition fee of $530,000 related to the sale.  The fee was netted against the related gain on disposition of investment in partnerships at March 31, 2007.  During the second quarter of 2007, gain on disposition of investment in partnerships was increased $155,377, of which $3,969 was received in the second quarter and $151,408 was received in July 2007.  The Partnership received $55,045 in August 2007 and September 2007, which was recorded as gain on disposition of investment in partnerships at September 30, 2007.  In March 2008, the Partnership received $507,078 for reserves which had been held in escrow by the title company, which was included in gain on disposition of investment in partnerships at December 31, 2007 for financial statement purposes.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Lihue Gardens

On December 30, 2005, the property owned by Lihue Associates (Lihue Gardens) was sold.  Gross cash sale proceeds received March 1, 2006 by the Partnership totaled $1,524,292.  The sale resulted in net gain on disposition of investment in partnership of $1,356,733 for financial statement purposes and in total gain of $2,030,688 for federal tax purposes.  In accordance with the terms of the Partnership Agreement, in March 2006, the Managing General Partner was paid a disposition fee of $86,000 related to the sale.  The fee was accrued and netted against the related gain on disposition of investment in partnership at December 31, 2005.  The Local Partnership was withholding reserves for contingent liabilities.  In December 2007, the Partnership received additional proceeds related to the reserves of $62,786, which was included in gain on disposition of investment in partnerships at December 31, 2007 for financial statement purposes, and resulted in loss of $690,917 for federal tax purposes.

Linden Place

On January 1, 2008, the Partnership’s interest in Linden Place Associates (Linden Place) was sold.  The sale resulted in net gain on disposition of investment in partnerships of $2,796,506 for financial statement purposes in 2008 and in gain of $5,153,743 for federal tax purposes.  In accordance with the terms of the Partnership Agreement, in January 2008, the Managing General Partner was paid a disposition fee of $917,500 related to the sale.  The fee was netted against the related gain on disposition of investment in partnerships in January 2008.  In May 2008, the Partnership received a cash flow distribution of $39,265 which was accrued and included in net gain on disposition of investment in partnerships at March 31, 2008.

Park Glen

On March 31, 2008, the Partnership’s interest in Park Glen Associates (Park Glen) was sold.  The sale resulted in net gain on disposition of investment in partnerships of $38,518 for financial statement purposes in 2008 and in gain of $2,220,956 for federal tax purposes.  In accordance with the terms of the Partnership Agreement, in April 2008, the Managing General Partner was paid a disposition fee of $300,610 related to the sale.  The fee was netted against the related gain on disposition of investment in partnerships at March 31, 2008.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Tandem Townhouses

On December 31, 2007, the Partnership’s interest in Tandem Associates (Tandem Townhouses) was sold.  Cash proceeds to the Partnership totaled $19,900 of which $1,000 was received in September 2007 as a deposit and $18,900 in January 2008.  The sale resulted in $0 gain for financial statement purposes in 2007 and a total loss of $113,356 for federal tax purposes.  The Partnership’s basis in the Local Partnership totaled $19,900 net of an impairment loss of $327,632 at December 31, 2007.  Net capitalized acquisition fees and property purchase costs were reduced to zero at September 30, 2007.

Warner House

On October 22, 2007, a contract for the sale of the Partnership’s interest in Warner House Partnership (Warner House) was signed.  On March 31, 2008, the Partnership’s interest in Warner House was sold.  The sale resulted in net gain on disposition of investment in partnerships of $140,193 for financial statement purposes in 2008 and in gain of $1,529,981 for federal tax purposes.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

e.           Summarized financial information

Combined balance sheets and combined statements of operations for the six Local Partnerships in which the Partnership is invested as of December 31, 2009, follow.  The information is presented separately for two Local Partnerships which have investment basis (equity method), and for four Local Partnerships for which the Partnership’s carrying value is zero (equity method suspended).

COMBINED BALANCE SHEETS
December 31, 2009

	Equity
	Method	Suspended	Total

Number of Local Partnerships	2	4	6

Rental property, at cost, net of accumulated
depreciation of $11,442,354, $15,898,429,
and $27,340,783, respectively	$2,209,021	$2,473,741	$4,682,762
Land	709,103	960,528	1,669,631
Other assets	3,369,422	2,311,054	5,680,476

Total assets	$6,287,546	$5,745,323	$12,032,869

Mortgage notes payable	$3,424,340	$10,707,368	$14,131,708
Other liabilities	225,777	2,555,465	2,781,242
Due to general partners	294,158	242,578,	536,736

Total liabilities	3,944,275	13,505,411	17,449,686

Partners' capital (deficit)	2,343,271	(7,760,088)	(5,416,817)

Total liabilities and partners'
capital (deficit)	$6,287,546	$5,745,323	$12,032,869

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2009

	Equity
	Method	Suspended	Total

Number of Local Partnerships	2	4	6

Revenue:
Rental	$2,867,670	$3,388,398	$6,256,068
Other	232,966	54,274	287,240

Total revenue	3,100,636	3,442,672	6,543,308

Expenses:
Operating	1,477,230	2,478,422	3,955,652
Interest	438,782	630,682	1,069,464
Depreciation and amortization	467,663	366,339	834.002

Total expenses	2,383,675	3,475,443	5,859,118

Net income (loss)	$716,961	$(32,771)	$684,190

Cash distributions	$27,436	$14,439	$41,875

Cash distributions recorded as reduction
of investments in partnerships	$27,436	$--	$27,436

Cash distributions recorded as income	$--	$14,439	$14,439

Partnership’s share of Local Partnership
net income	$702,567	$--	$702,567

Advance to Local Partnership	--	(450,000)	(450,000)

Share of income (loss) from partnerships	$702,567	$(435,561)	$267,006

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Combined balance sheets and combined statements of operations for the six Local Partnerships in which the Partnership was invested as of December 31, 2008, follow.  The information is presented separately for two Local Partnerships which have investment basis (equity method), and for four Local Partnerships for which the Partnership’s carrying value is zero (equity method suspended).

COMBINED BALANCE SHEETS
December 31, 2008

	Equity
	Method	Suspended	Total

Number of Local Partnerships	2	4	6

Rental property, at cost, net of accumulated
depreciation of $10,522,315, $15,620,630,
and $26,142,945, respectively	$2,659,661	$2,590,388	$5,250,049
Land	709,103	960,528	1,669,631
Other assets	3,052,174	2,136,061	5,188,235

Total assets	$6,420,938	$5,686,977	$12,107,915

Mortgage notes payable	$4,317,586	$11,182,326	$15,499,912
Other liabilities	154,884	1,970,468	2,125,352
Due to general partners	294,158	253,900	548,058

Total liabilities	4,766,628	13,406,694	18,173,322

Partners' capital (deficit)	1,654,310	(7,719,717)	(6,065,407)

Total liabilities and partners' capital (deficit)	$6,420,938	$5,686,977	$12,107,915

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2008

	Equity
	Method	Suspended	Total

Number of Local Partnerships	2	4	6

Revenue:
Rental	$2,797,627	$3,490,845	$6,288,472
Other	183,581	92,164	275,745

Total revenue	2,981,208	3,583,009	6,564,217

Expenses:
Operating	1,478,613	2,392,811	3,871,424
Interest	535,279	649,323	1,184,602
Depreciation and amortization	485,709	378,254	863,963

Total expenses	2,499,601	3,420,388	5,919,989

Net income	$481,607	$162,621	$644,228

Cash distributions	$62,035	$--	$62,035

Partnership’s share of Local Partnership
net income	$471,938	$8,533 (1)	$480,471

Advance to Local Partnership	--	(131,740)	(131,740)

Share of income from partnerships	$471,938	$(123,207)	$348,731

(1)  Includes Warner House sold in March 2008.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Combined balance sheets and combined statements of operations for the ten Local Partnerships in which the Partnership was invested as of December 31, 2007, follow.  The information is presented separately for four Local Partnerships which have investment basis (equity method), and for six Local Partnerships for which the Partnership’s carrying value is zero (equity method suspended).

COMBINED BALANCE SHEETS
December 31, 2007

	Equity
	Method	Suspended	Total

Number of Local Partnerships	4	6	10

Rental property, at cost, net of accumulated
depreciation of $27,509,022, $25,103,933,
and $52,612,955, respectively	$10,131,406	$5,197,547	$15,328,953
Land	2,001,559	1,337,981	3,339,540
Other assets	11,262,489	4,221,219	15,483,708

Total assets	$23,395,454	$10,756,747	$34,152,201

Mortgage notes payable	$17,396,369	$18,318,503	$35,714,872
Other liabilities	1,151,720	2,453,980	3,605,700
Due to general partners	340,492	657,072	997,564

Total liabilities	18,888,581	21,429,555	40,318,136

Partners' capital (deficit)	4,506,873	(10,672,808)	(6,165,935)

Total liabilities and partners' capital (deficit)	$23,395,454	$10,756,747	$34,152,201

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2007

	Equity
	Method		Suspended	Total

Number of Local Partnerships	4		6	10

Revenue:
Rental	$7,892,202		$5,117,570	$13,009,772
Other	612,133		280,831	892,964

Total revenue	8,504,335		5,398,401	13,902,736

Expenses:
Operating	3,921,010		3,508,599	7,429,609
Interest	1,808,601		1,193,034	3,001,635
Depreciation and amortization	1,529,068		744,776	2,273,844

Total expenses	7,258,679		5,446,409	12,705,088

Net income	$1,245,656		$(48,008)	$1,197,648

Cash distributions	$138,496		$40,697	$179,193

Cash distributions recorded as reduction
of investments in partnerships	$138,496		$--	$138,496

Cash distributions recorded as income	$--		$40,697	$40,697

Partnership’s share of Local Partnership
net income	$1,240,500	(1)	$--	$1,240,500

Share of income from partnerships	$1,240,500	(1)	$40,697	$1,281,197

(1)  Includes Tandem Townhouses sold in December 2007.

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

f.	Reconciliation of the Local Partnerships' financial statement
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

A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income follows.

	For the years ended
	December 31,
	2009	2008	2007

Financial statement net income	$684,190	$644,228	$1,197,648

Differences between financial statement
and tax depreciation, amortization,
and miscellaneous differences	418,614	523,814	1,341,270

Taxable income	$1,102,804	$1,168,042	$2,538,918

3.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and initial acquisition of the original interests in the Local Partnerships.  The fee amounted to $993,480, which is equal to four percent of the Limited Partners' capital contributions to the Partnership.  The acquisition fee was capitalized and is being amortized over a 40-year period using the straight-line method.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for its direct expenses in connection with managing the Partnership.  For the years ended December 31, 2009, 2008 and 2007, the Partnership paid $235,423, $317,254 and $320,070, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership.  Such expenses are included in general and administrative expenses in the accompanying statements of operations.

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

For each of the years ended December 31, 2009, 2008 and 2007, the Partnership paid the Managing General Partner a Management Fee of $95,208.

In accordance with the terms of the Partnership Agreement as in effect at the time, in March 2006 the Managing General Partner was paid a disposition fee of $86,000 related to the sale of Lihue Gardens in December 2005, which was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2005.  Pursuant to approval of the Partnership’s Consent Solicitation Statement on October 17, 2006, the Managing General Partner may receive an increased property disposition fee from the Partnership on the same basis as such fees could be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests to the extent that CRI markets and sells the Partnership’s assets instead of such persons.  In accordance with the terms of the Partnership Agreement, in January 2007 the Managing General Partner was paid a disposition fee of $120,000 related to the sale of Sundance Apartments in December 2006, which was accrued and netted against the related gain on disposition of investment in partnerships at December 31, 2006.  In accordance with the terms of the Partnership Agreement, in April 2007 the Managing General Partner was paid a disposition fee of $530,000 related to the sale of the Frederick Heights property, which was netted against the related gain on disposition of investment in partnerships at March 31, 2007.  In accordance with the terms of the Partnership Agreement, in January 2008 the Managing General Partner was paid a disposition fee of $917,500 related to the sale of the Partnership’s interest in Linden Place, which was netted against the related gain on disposition of investment in partnerships at March 31, 2008.  In accordance with the terms of the Partnership Agreement, in April 2008 the Managing General Partner was paid disposition fees of $246,690 and $300,610 related to the sales of the Partnership’s interests in Court Place and Park Glen, respectively, which were netted against the related gain on disposition of investment in partnerships.

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

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

4.           PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the limited partners and three percent to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement.  On April 5, 2007, the Partnership declared a cash distribution of $7,374,606 ($298 per Unit) to the Limited Partners who were holders of record as of May 1, 2007 of which, on August 7, 2007, $6,818,248 was paid to the Limited Partners.  From the distribution amount, in April 2008, $155,574 was paid to the state of Maryland for non-resident withholding, and the excess amount of taxes withheld from the 2007 distribution of $403,464 was paid to Limited Partners in July 2008.  This distribution consisted of proceeds received from the sales of Sundance Apartments and Frederick Heights.  On March 27, 2009, the Partnership paid a cash distribution of $2,524,194 ($102 per Unit) to the Limited Partners who were holders of record as of March 27, 2009.  The distribution consisted of a portion of the proceeds received from the sales of Linden Place, Court Place, Park Glen and Warner House.

As defined in the Partnership Agreement, after the payment of the distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2009, 2008 and 2007.  The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

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

A reconciliation of the Partnership's financial statement net (loss) income to taxable income follows.

	For the years ended
	December 31,
	2009	2008	2007

Financial statement net (loss) income	$(202,018)	$3,008,437	$6,498,134

Adjustments:
Differences between financial statement
net income and taxable income related
to the Partnership's equity in the Local
Partnerships' income or losses and accrued
Expenses	829,717	819,310	2,448,155

Difference between financial statement
gain (loss) and tax gain (loss) from
the sale or transfer properties	--	5,999,562	1,868,146

Costs amortized over a shorter period for
income tax purposes	8,144	8,669	49,815

Taxable income	$635,843	$9,835,978	$10,864,250

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains three cash accounts with the same bank.  As of December 31, 2009, the uninsured portion of the cash balances was $0.

# # #