Form 10-Q
period 2010-03-31
CAPITAL REALTY INVESTORS LTD
filed 2010-06-09
CIK 354521

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-11149

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
Yes ☒                                No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                                   ☐           Accelerated filer       ☐
Non-accelerated filer (Do not check if a smaller reporting company)                   ☐            Smaller reporting company     ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No ☒

CAPITAL REALTY INVESTORS, LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	- March 31, 2010 and December 31, 2009	1
	Statements of Operations and Accumulated Losses
	- for the three months ended March 31, 2010 and 2009	2
	Statements of Cash Flows
	- for the three months ended March 31, 2010 and 2009	3
	Notes to Financial Statements
	- March 31, 2010 and 2009	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 4.	Controls and Procedures	15

Part II	OTHER INFORMATION

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signature		17

Part I.                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

CAPITAL REALTY INVESTORS, LTD.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

Investments in and advances to partnerships	$3,320,048	$3,144,406
Cash and cash equivalents	3,690,054	3,850,033
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $179,667 and $178,047, respectively	79,488	81,108
Property purchase costs,
net of accumulated amortization of $46,570, and $46,154, respectively	20,275	20,691

Total assets	$7,109,865	$7,096,238

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$45,444	$21,886

Total liabilities	45,444	21,886

Commitments and contingencies

Partners' capital:

Capital paid in:
General Partners	14,000	14,000
Limited Partners	24,837,000	24,837,000

	24,851,000	24,851,000

Less:
Accumulated distributions to partners	(15,509,272)	(15,509,272)
Offering costs	(2,689,521)	(2,689,521)
Accumulated gain	412,214	422,145

Total partners' capital	7,064,421	7,074,352

Total liabilities and partners' capital	$7,109,865	$7,096,238

The accompanying notes are an integral part
of these financial statements.

Part I.                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF OPERATIONS

AND ACCUMULATED LOSSES

(Unaudited)

	For the three months ended
	March 31,
	2010	2009

Share of income from partnerships	$175,642	$125,203

Other revenue and expenses:

Revenue:
Interest	3,967	13,195

Expenses:
General and administrative	83,026	89,332
Professional fees	80,676	59,715
Management fee	23,802	23,802
Amortization of deferred costs	2,036	2,036

	189,540	174,885

Total other revenue and expenses	(185,573)	(161,690)

Net (loss)	(9,931)	(36,487)

Accumulated gain, beginning of period	422,145	624,163

Accumulated gain, end of period	$412,214	$587,676

Net (loss) allocated to General Partners (3%)	$(298)	$(1,095)

Net (loss) allocated to Limited Partners (97%)	$(9,633)	$(35,392)

Net (loss) per unit of Limited Partner Interest,
based on 24,747 units outstanding	$(.39)	$(1.43)

The accompanying notes are an integral part
of these financial statements.

Part I.                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net (loss)	$(9,931)	$(36,487)

Adjustments to reconcile net (loss) to net cash
used in operating activities:
Share of income from partnerships	(175,642)	(125,203)
Amortization of deferred costs	2,036	2,036

Changes in assets and liabilities:
Decrease (increase) in other assets	--	5,704
Increase in accounts payable and accrued expenses	23,558	5,272

Net cash used in operating activities	(159,979)	(148,678)

Cash flows from investing activities:

Receipt of distribution from partnership	--	7,219

Net cash provided by investing activities	--	7,219

Cash flows from financing activities:

Distribution paid to Limited Partners	--	(2,524,194)

Net cash used in financing activities	--	(2,524,194)

Net (decrease) in cash and cash equivalents	(159,979)	(2,665,653)

Cash and cash equivalents, beginning of period	3,850,033	7,265,038

Cash and cash equivalents, end of period	$3,690,054	$4,599,385

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

1.           BASIS OF PRESENTATION

In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of March 31, 2010, and the results of its operations and its cash flows for the three month periods ended March 31, 2010 and 2009.  The results of operations for the interim period ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2009.

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

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.           Advance to Local Partnership

As of both March 31, 2010 and December 31, 2009, the Partnership had advanced funds, including accrued interest, totaling $872,636, to ARA Associates -- Shangri-La Ltd. (Shallowford Oaks).  For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

b.           Property matters

Baltic Plaza

On June 24, 2001, the Local Managing General Partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza).  On December 19, 2002, Baltic Plaza was sold.  Cash proceeds received by the Partnership totaled $2,053,358.  As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser.  The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved.  The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser’s annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032.  As of June 9, 2010, no payments of principal or interest have been received on this purchase money note.  The Partnership’s 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at March 31, 2010 and December 31, 2009, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk.  The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.           Completed sales

Court Place

On March 31, 2008, the Partnership’s interest in Court Place Associates (Court Place) was sold.  The sale resulted in net gain on disposition of investment in partnerships of $0 for financial statement purposes in 2008 and in gain of $70,099 for federal tax purposes.  In accordance with the terms of the Partnership Agreement, in April 2008, the Managing General Partner was paid a disposition fee of $246,690 related to the sale.  The fee was netted against the related gain on disposition of investment in partnerships at March 31, 2008.

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

Warner House

On March 31, 2008, the Partnership’s interest in Warner House Partnership (Warner House) was sold.  The sale resulted in net gain on disposition of investment in partnerships of $140,193 for financial statement purposes in 2008 and in gain of $1,529,981 for federal tax purposes.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.           Summarized financial information

Combined statements of operations for the six Local Partnerships in which the Partnership was invested as of March 31, 2010 and 2009, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of Local Partnership net income.

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2010		2009
	Equity		Equity
	Method	Suspended	Method	Suspended

Number of Local Partnerships	2	4	2	4

Revenue:
Rental	$716,918	$847,100	$699,407	$872,711
Other	58,242	13,569	45,895	23,041

Total revenue	775,160	860,669	745,302	895,752

Expenses:
Operating	369,308	619,606	369,653	598,203
Interest	109,696	157,671	133,820	162,331
Depreciation and amortization	116,916	91,585	121,427	94,564

Total expenses	595,920	868,862	624,900	855,098

Net income	$179,240	$(8,193)	$120,402	$40,654

Cash distribution	$--	$--	$--	$7,219

Cash distribution recorded as income	--	--	--	7,219

Partnership’s share of Local
Partnership net income	$175,642	$--	$117,984	$--

Share of income from partnerships	$175,642		$125,203

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets.  As of March 31, 2010 and 2009, the Partnership's share of cumulative losses to date for four of six Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $4,980,039 and $4,897,909, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

3.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership.  For the three month periods ended March 31, 2010 and 2009, the Partnership paid $53,930 and $56,354, respectively.  Such expenses are included in general and administrative expenses in the accompanying statements of operations.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended March 31, 2010 and 2009.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

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

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

5.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains three cash accounts at SunTrust Bank.  As of March 31, 2010, the uninsured portion of the cash balances was $3,591,975.

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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership’s annual report on Form 10-K at December 31, 2009.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for four Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.  The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

On August 18, 2006, the Partnership filed a Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, and mailed it to Limited Partners to solicit consents for approval of an amendment of the Partnership’s Limited Partnership Agreement to permit the Managing General Partner, C.R.I., Inc., to be eligible to receive an increased property disposition fee from the Partnership on the same basis as such fees could be paid to Local General Partners, real estate brokers or other third party intermediaries employed to sell properties in which the Partnership holds interests, to the extent that CRI markets and sells the Partnership’s assets instead of such persons (a “Disposition Fee”).

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

Most of the Local Partnerships in which the Partnership is invested have mortgage loans financed by various state housing agencies, and one Local Partnership has a mortgage loan financed by the RD agency.  Four of the Local Partnerships have Section 8 HAP Contracts in place for all or substantially all of their apartment units, which Section 8 HAP Contracts are generally regulated by HUD (the state housing agencies, RD and HUD, collectively, the “Agencies”).  Currently, these Section 8 HAP Contracts expire through 2026, and the Managing General Partner believes that, at expiration,  the Agencies will strive to preserve the units as low income, or affordable, housing by exercising their rights under the mortgages and/or regulatory agreements to disallow prepayment of the mortgages or conversion of the units to market rate housing.  The Managing General Partner continues to monitor the actions of the Agencies to assess how the Agencies will deal with expiring Section 8 HAP Contracts and what impact the Agencies' strategies will have on the operations of the Local Partnerships and, consequently, the impact on the Partnership's investments in the Local Partnerships.

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

As of March 31, 2010, the Partnership has no investment in Local Partnerships with Section 8 HAP Contracts expiring in 2010.

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

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $3,690,054 as of March 31, 2010, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of June 9, 2010, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the three month period ended March 31, 2010, existing cash resources was adequate to support net cash used in operating activities.  Cash and cash equivalents decreased $159,979 during the three month period ended March 31, 2010, primarily due to operating expenses.

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

Results of Operations

The Partnership recognized a smaller net loss for the three month period ended March 31, 2010 as compared to the first three months of 2009, primarily due to an increase in the share of income from partnerships.  Interest revenue decreased due to lower rates earned in 2010. General and administrative expenses were consistent with the prior year, however, professional fees increased primarily due to higher audit costs.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2010 and 2009, did not include losses of $68,813 and $27,579, respectively.

No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2010.

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

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2010, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2010.

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

CAPITAL REALTY INVESTORS, LTD
(Registrant)

by: C.R.I., Inc.
Managing General Partner

June 9, 2010	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer