Form 10-Q
period 2010-06-30
CAPITAL REALTY INVESTORS LTD
filed 2010-08-16
CIK 354521

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010
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

Large accelerated filer                                                                                            ☐                  Accelerated filer         ☐
Non-accelerated filer (Do not check if a smaller reporting company)            ☐                  Smaller reporting company☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No ☒

CAPITAL REALTY INVESTORS, LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	- June 30, 2010 and December 31, 2009	1
	Statements of Operations and Accumulated Gains
	- for the three and six months ended June 30, 2010 and 2009	2
	Statements of Cash Flows
	- for the three and six months ended June 30, 2010 and 2009	3
	Notes to Financial Statements
	- June 30, 2010 and 2009	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 4.	Controls and Procedures	11

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

Signature		12

Part I.                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

CAPITAL REALTY INVESTORS, LTD.

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)

Investments in and advances to partnerships	$3,482,658	$3,144,406
Cash and cash equivalents	3,488,345	3,850,033
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $181,287 and $178,047, respectively	77,868	81,108
Property purchase costs,
net of accumulated amortization of $46,986 and $46,154, respectively	19,859	20,691

Total assets	$7,068,730	$7,096,238

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$57,801	$21,886

Total liabilities	57,801	21,886

Commitments and contingencies

Partners' capital:

Capital paid in:
General Partners	14,000	14,000
Limited Partners	24,837,000	24,837,000

	24,851,000	24,851,000

Less:
Accumulated distributions to partners	(15,509,272)	(15,509,272)
Offering costs	(2,689,521)	(2,689,521)
Accumulated gain	358,722	422,145

Total partners' capital	7,010,929	7,074,352

Total liabilities and partners' capital	$7,068,730	$7,096,238

The accompanying notes are an integral part
of these financial statements.

Part I.                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF OPERATIONS

AND ACCUMULATED GAINS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Share of income from partnerships	$87,326	$20,907	$262,968	$146,110

Other revenue and expenses:

Revenue:
Interest and other	4,073	4,405	8,040	17,601

Expenses:
General and administrative	82,977	80,736	166,002	170,069
Professional fees	36,076	32,500	116,753	92,215
Management fee	23,802	23,802	47,604	47,604
Amortization of deferred costs	2,036	2,036	4,072	4,072

	144,891	139,074	334,431	313,960

Total other revenue and expenses	(140,818)	(134,669)	(326,391)	(296,359)

Net loss	(53,492)	(113,762)	(63,423)	(150,249)

Accumulated gain, beginning of period	412,214	587,676	422,145	624,163

Accumulated gain, end of period	$358,722	$473,914	$358,722	$473,914

Net loss allocated to
General Partners (3%)	$(1,605)	$(3,413)	$(1,903)	$(4,507)

Net loss allocated to
Limited Partners (97%)	$(51,887)	$(110,349)	$(61,520)	$(145,742)

Net loss per unit of Limited Partner
Interest, based on 24,747 units outstanding	$(2.10)	$(4.46)	$(2.49)	$(5.89)

The accompanying notes are an integral part
of these financial statements.

Part I.                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(63,423)	$(150,249)

Adjustments to reconcile net loss to net cash
used in operating activities:
Share of income from partnerships	(262,968)	(146,110)
Amortization of deferred costs	4,072	4,072

Changes in assets and liabilities:
Decrease in other assets	--	6,552
Increase (decrease) in accounts payable and accrued expenses	35,915	(7,849)

Net cash used in operating activities	(286,404)	(293,584)

Cash flows from investing activities:

Advance to local partnership	(100,000)	(150,000)
Receipt of distribution from partnership	24,716	7,219

Net cash used in investing activities	(75,284)	(142,781)

Cash flows from financing activities:

Distribution paid to Limited Partners	--	(2,524,194)

Net cash used in financing activities	--	(2,524,194)

Net decrease in cash and cash equivalents	(361,688)	(2,960,559)

Cash and cash equivalents, beginning of period	3,850,033	7,265,038

Cash and cash equivalents, end of period	$3,488,345	$4,304,479

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited)

1.           ORGANIZATION

Capital Realty Investors, Ltd. (the “Partnership”) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in eighteen Local Partnerships.  As of June 30, 2010, the Partnership retained investments in six Local Partnerships.

The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, current and former shareholders of CRI and Rockville Pike Associates, Ltd., a Maryland limited partnership, which includes the shareholders of CRI and certain former officers and employees of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

2.           BASIS OF PRESENTATION

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

In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of June 30, 2010, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2010 and 2009.  The results of operations for the interim period ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At June 30, 2010 and 2009, the Partnership had limited partnership equity interests in six Local Partnerships, each of which owned an apartment complex.

A schedule of the apartment communities owned by the Local Partnerships in which the Partnership is invested is provided below:

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

PROPERTY	CITY	STATE	UNITS
Capitol Commons	Lansing	MI	200
Chestnut	Fresno	CA	90
Hillview Terrace	Traverse City	MI	125
New Sharon Woods	Deptford	NJ	50
Shallowford Oaks	Chamblee	GA	204
Westwood Village	New Haven	CT	48

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At June 30, 2010 and 2009, all such capital contributions had been paid to the Local Partnerships.

The Combined Statements of Operations for the six Local Partnerships in which the Partnership was invested as of June 30, 2010 and 2009, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from Local Partnerships related to cash distributions recorded as income, and related to the Partnership’s share of Local Partnership net income.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30,
	2010		2009
	Equity		Equity
	Method	Suspended	Method	Suspended

Number of Local Partnerships	2 (a)	4 (b)	2 (a)	4 (b)

Revenue:
Rental	$717,373	$824,502	$764,362	$872,711
Other	79,658	31,482	(8,362)	23,041

Total revenue	797,031	855,984	756,000	895,752

Expenses:
Operating	379,254	528,518	326,346	598,203
Interest	109,696	157,671	133,820	162,331
Depreciation and amortization	116,916	91,585	121,427	94,564

Total expenses	605,866	777,774	581,593	855,098

Net income	$191,165	$78,210	$174,407	$40,654

Cash distribution	$24,716	$--	$--	$--

Cash distribution recorded as
Income	--	--	--	--

Partnership’s share of Local
Partnership net income	187,326	--	170,907	--
Advance to Local Partnership	$--	(100,000)	$--	(150,000)

Share of income from partnerships	$87,326		$20,907

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

	For the six months ended
	June 30,
	2010		2009
	Equity		Equity
	Method	Suspended	Method	Suspended

Number of Local Partnerships	2 (a)	4 (b)	2 (a)	4 (b)

Revenue:
Rental	$1,434,290	$1,671,602	$1,463,769	$1,745,423
Other	137,899	45,049	37,533	46,082

Total revenue	1,572,189	1,716,651	1,501,302	1,791,505

Expenses:
Operating	748,561	1,148,123	695,999	1,196,406
Interest	219,391	315,341	267,640	324,662
Depreciation and amortization	233,832	183,170	242,855	189,127

Total expenses	1,201,784	1,646,634	1,206,494	1,710,195

Net income	$370,405	$70,017	$294,808	$81,310

Cash distribution	$24,716	$--	$--	$7,219

Cash distribution recorded
as reduction of investments
in partnerships	$--	$--	$--	$--

Cash distributions recorded
as income	$--	$--	$--	$7,219

Partnership’s share of Local
Partnership net income	362,968	--	288,891	--
Advance to Local Partnership	$--	$(100,000)	$--	$(150,000)

Share of income from partnerships	$262,968		$146,110

            (a)           Capital Commons; Chestnut
            (b)           Hillview Terrace, New Sharon Woods; Shallowford Oaks; Westwood Village

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets.  As of June 30, 2010 and 2009, the Partnership's share of cumulative losses to date for four of six Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $4,905,293 and $4,858,913, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

As of June 30, 2010 and December 31, 2009, the Partnership had advanced funds, including accrued interest, totaling $972,636 and $872,636, respectively, to ARA Associates--Shangri-La Ltd. (Shallowford Oaks).  On April 15, 2010, the Partnership advanced $100,000 to Shallowford Oaks for operating expenses.  For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

On December 19, 2002, the Local Partnership which owned the Baltic Plaza apartments sold the property. Cash proceeds received by the Partnership totaled $2,053,358.  As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser.  The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved.  The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser’s annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032.  As of August 16, 2010, no payments of principal or interest have been received on this purchase money note.  The Partnership’s 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at June 30, 2010 and December 31, 2009, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk.  The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership.  For the three and six month periods ended June 30, 2010, the Partnership paid $65,146 and $119,076, respectively.  For the three and six month periods ended June 30, 2009, the Partnership paid $75,482 and $131,836, respectively. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended June 30, 2010 and 2009, and $47,604 for each of the six month periods ended June 30, 2010 and 2009.

5.           CASH DISTRIBUTIONS

On March 27, 2009, the Partnership paid a cash distribution of $2,524,194 ($102 per Unit) to the Limited Partners who were holders of record as of March 27, 2009.

On July 26, 2010, the Partnership paid a cash distribution of $742,410 ($30 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited)

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains five cash accounts at SunTrust Bank and Eagle Bank.  As of June 30, 2010, the uninsured portion of the cash balances was $3,381,064.

	Number of	Bank Balance	Insured	Uninsured
Bank	Accounts	06/30/10	06/30/10	06/30/10

Eagle Bank	2	$0	$0	$0

SunTrust Bank	3	$3,631,064	$250,000	$3,381,064

Part I.                             FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $3,488,345 as of June 30, 2010, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of August 16, 2010, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the three month period ended June 30, 2010, existing cash resources was adequate to support net cash used in operating activities.  Cash and cash equivalents decreased $201,709 during the three month period ended June 30, 2010, primarily due to operating expenses.

On March 27, 2009, the Partnership paid a cash distribution of $2,524,194 ($102 per Unit) to the Limited Partners who were holders of record as of March 27, 2009.  The distribution consisted of a portion of the proceeds received from the sales of Linden Place, Court Place, Park Glen and Warner House.

On July 29, 2010, the Partnership paid a cash distribution of $742,410 ($30 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

Part I.                             FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

The Partnership recognized a smaller net loss for the three month period ended June 30, 2010 as compared to the first three months of 2009, primarily due to an increase in the share of income from Local Partnerships.  General and administrative expenses were consistent with the prior year, however, professional fees increased primarily due to higher audit costs.

The Partnership recognized a smaller net loss for the six month period ended June 30, 2010 as compared to the first six months of 2009, primarily due to increase in share of income from Local Partnerships.  Interest revenue declined due to lower interest rates and professional fees increased primarily due to higher audit fees.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from Local Partnerships for the three and six month periods ended June 30, 2010, did not include losses of $33,289 and $102,101, respectively, compared to excluded losses of $27,580 and $55,189, respectively, for the three and six month periods ended June 30, 2009.

No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2010.

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

Critical Accounting Policies and Estimates

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

Part I.                           FINANCIAL INFORMATION
Item 4.                          Controls and Procedures

a)           Disclosure Controls and Procedures.

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.                          OTHER INFORMATION
Item 1.                           Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment property of the Local Partnerships in which the Partnership invests that are not of a routine nature arising in the ordinary course of business or that would have a material adverse effect on the business.

Item 5.	Other Information

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2010, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2010.

There is no established market for the purchase and sale of units of limited partner interest (Units) in the Partnership, although various informal secondary market services exist.  Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

On July 26, 2010, the Partnership paid a cash distribution of $742,410 ($30 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

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

CAPITAL REALTY INVESTORS, LTD
(Registrant)

by: C.R.I., Inc.
Managing General Partner

August 16, 2010	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer