Form 10-K/A
period 2009-12-31
CAPITAL REALTY INVESTORS LTD
filed 2010-09-01
CIK 354521

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1 to Form 10-K

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of Aaccelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

Capital Realty Investors, Ltd. (the “Partnership”) filed its annual report on Form 10-K (the “Form 10-K”) with the Securities and Exchange Commission (the “Commission”) on May 18, 2010. This Amendment No. 1 to Form 10-K (this “Amendment”) is being filed in response to a comment letter received from the Securities and Exchange Commission dated July 1, 2010 requesting changes to Exhibits 31.1, 31.2, and 32 as further described herein.  The purpose of this Annual Report on Form 10-K/A is to amend and file the following new certifications for the Company:   (1) the Section 302 certifications of the Chief Executive Officer and the Chief Financial Officer so that the introductory portion of bullet point 4 includes the reference to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting, as well as paragraph 4(b), and (2) the certification of its principal executive officer and principal financial officer pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act to correctly reference the Form 10-K for the year ended December 31, 2009 of Capital Realty Investors, Ltd.

Unless otherwise expressly set forth herein, this Amendment does not modify or update the disclosure in, or exhibits to, the Form 10-K or reflect events occurring after the filing of the Form 10-K.

CAPITAL REALTY INVESTORS, LTD.

Amendment to Annual Report – Form 10-K/A Filing

Table of Contents

Page

PART IV

Item 15. Exhibits	4

SIGNATURES	5

PART IV

Item 15.                      EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL REALTY INVESTORS, LTD.
(Registrant)

September 1, 2010	By: /s/ William B. Dockser
DATE	William B. Dockser
Director, Chairman of the Board,
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 1, 2010	By: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer