Form 10-Q
period 2010-09-30
CAPITAL REALTY INVESTORS LTD
filed 2010-11-15
CIK 354521

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010
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
Yes ☐                                No ☒

CAPITAL REALTY INVESTORS, LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	- September 30, 2010 and December 31, 2009	2
	Statements of Operations and Accumulated Gains
	- for the three and nine months ended September 30, 2010 and 2009	3
	Statements of Cash Flows
	- for the nine months ended September 30, 2010 and 2009	4
	Notes to Financial Statements
	- September 30, 2010 and 2009	5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 4.	Controls and Procedures	13

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signature		14

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

CAPITAL REALTY INVESTORS, LTD.

BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)

Investments in and advances to partnerships	$3,543,726	$3,144,406
Cash and cash equivalents	2,628,233	3,850,033
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $182,907 and $178,047, respectively	76,248	81,108
Property purchase costs,
net of accumulated amortization of $47,402 and $46,154, respectively	19,443	20,691

Total assets	$6,267,650	$7,096,238

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$45,063	$21,886

Total liabilities	45,063	21,886

Commitments and contingencies

Partners' capital:

Capital paid in:
General Partners	14,000	14,000
Limited Partners	24,837,000	24,837,000

	24,851,000	24,851,000

Less:
Accumulated distributions to partners	(16,251,682)	(15,509,272)
Offering costs	(2,689,521)	(2,689,521)
Accumulated gain	312,790	422,145

Total partners' capital	6,222,587	7,074,352

Total liabilities and partners' capital	$6,267,650	$7,096,238

The accompanying notes are an integral part
of these financial statements.

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF OPERATIONS
AND ACCUMULATED GAINS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Share of income (loss) from partnerships	$61,068	$(123,643)	$324,036	$22,467

Other revenue and expenses:

Revenue:
Interest and other	--	940	8,040	18,540

Expenses:
General and administrative	59,748	61,684	225,751	231,752
Professional fees	21,414	14,399	138,166	106,614
Management fee	23,802	23,802	71,406	71,406
Amortization of deferred costs	2,036	2,036	6,108	6,108

	107,000	101,921	441,431	415,880

Total other revenue and expenses	(107,000)	(100,981)	(433,391)	(391,340)

Net loss	(45,932)	(224,624)	(109,355)	(374,873)

Accumulated gain, beginning of period	358,722	473,914	422,145	624,163

Accumulated gain, end of period	$312,790	$249,290	$312,790	$249,290

Net loss allocated to
General Partners (3%)	$(1,378)	$(6,739)	$(3,281)	$(11,246)

Net loss allocated to
Limited Partners (97%)	$(44,554)	$(217,885)	$(106,074)	$(363,627)

Net loss per unit of Limited Partner
Interest, based on 24,747 units outstanding	$(1.80)	$(8.80)	$(4.29)	$(14.69)

The accompanying notes are an integral part
of these financial statements.

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(109,355)	$(374,873)

Adjustments to reconcile net loss to net cash
used in operating activities:
Share of income from partnerships	(324,036)	(22,467)
Amortization of deferred costs	6,108	6,108

Changes in assets and liabilities:
Decrease in other assets	--	7,791
Increase (decrease) in accounts payable and accrued expenses	23,177	(1,233)

Net cash used in operating activities	(404,106)	(384,674)

Cash flows from investing activities:

Advance to local partnership	(100,000)	(450,000)
Receipt of distribution from partnership	24,716	34,656

Net cash used in by investing activities	(75,284)	(415,344)

Cash flows from financing activities:

Distribution to Limited Partners	(742,410)	(2,524,194)

Net cash used in financing activities	(742,410)	(2,524,194)

Net decrease in cash and cash equivalents	(1,221,800)	(3,324,212)

Cash and cash equivalents, beginning of period	3,850,033	7,265,038

Cash and cash equivalents, end of period	$2,628,233	$3,940,826

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors, Ltd. (the “Partnership”) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in eighteen Local Partnerships.  As of September 30, 2010, the Partnership retained investments in six Local Partnerships.

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

2.           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K and the amended annual report on Form 10-K/A at December 31, 2009.

In the opinion of C.R.I., Inc., the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors, Ltd. (the Partnership) as of September 30, 2010, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2010 and 2009.  The results of operations for the interim period ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At September 30, 2010 and 2009, the Partnership had limited partnership equity interests in six Local Partnerships, each of which owned an apartment complex.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
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

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At September 30, 2010 and 2009, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

The Combined Statements of Operations for the six Local Partnerships in which the Partnership was invested as of September 30, 2010 and 2009, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,
	2010				2009
	Equity				Equity
	Method		Suspended		Method		Suspended

Number of Local Partnerships	2	(a)	4	(b)	2	(a)	4	(b)

Revenue:
Rental	$709,607		$805,208		$704,967		$872,711
Other	83,379		3,972		18,621		23,041

Total revenue	792,986		809,180		723,588		895,752

Expenses:
Operating	504,061		641,662		288,372		598,203
Interest	109,696		157,671		133,820		162,331
Depreciation and amortization	116,916		91,585		121,427		94,564

Total expenses	730,673		890,918		543,619		855,098

Net income (loss)	$62,313		$(81,738)		$179,969		$40,654

Cash distribution	$--		$--		$27,437		$--

Cash distribution recorded
as reduction of investments
in partnerships	$--		$--		$27,437		$--

Partnership’s share of Local
Partnership net income	$61,068		--		$176,357		--

Advance to local partnership	--		--		--		(300,000)

Share of income (loss) from
partnerships	$61,068				$(123,643)

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

	For the nine months ended
	September 30,
	2010			2009
	Equity			Equity
	Method		Suspended	Method		Suspended

Number of Local Partnerships	2	(a)	4 (b)	2	(a)	4	(b)

Revenue:
Rental	$2,143,897		$2,476,810	$2,168,736		$2,618,134
Other	221,278		49,021	56,154		69,123

Total revenue	2,365,175		2,525,831	2,224,890		2,687,257

Expenses:
Operating	1,252,623		1,789,786	984,371		1,794,608
Interest	329,087		473,012	401,459		486,992
Depreciation and amortization	350,747		274,754	364,282		283,691

Total expenses	1,932,457		2,537,552	1,750,112		2,565,291

Net income (loss)	$432,718		$(11,721)	$474,778		$121,966

Cash distribution	$--		$--	$27,437		$7,219

Cash distributions recorded
as reduction of investments
in partnerships	$--		$--	$27,437		$--

Cash distributions recorded
as income	$--		$--	$--		$7,219

Partnership’s share of Local
Partnership net income	424,036		--	465,248		--

Advance to local partnership	--		(100,000)	--		(450,000)

Share of income from
partnerships	$324,036			$22,467

            (a)           Capital Commons; Chestnut
(b)           Hillview Terrace; New Sharon Woods; Shallowford Oaks; Westwood Village

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets.  As of September 30, 2010 and 2009, the Partnership's share of cumulative losses to date for four of six Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $4,983,274 and $4,819,918, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.           Advances to Local Partnerships

As of September 30, 2010 and December 31, 2009, the Partnership had advanced funds, including accrued interest, totaling $972,636 and $872,636, respectively, to ARA Associates-Shangri-La Ltd. (Shallowford Oaks).  On April 15, 2010, the Partnership advanced $100,000 to Shallowford Oaks for operating expenses.  For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.  As a result, the amount advanced has been reflected as a reduction of share of income from the Partnership in 2010.

On December 19, 2002, the Local Partnership which owned the Baltic Plaza apartments sold the property. Cash proceeds received by the Partnership totaled $2,053,358.  As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser.  The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved.  The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser’s annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032.  As of November 15, 2010, no payments of principal or interest have been received on this purchase money note.  The Partnership’s 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at September 30, 2010 and December 31, 2009, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk.  The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership.  For the three and nine month periods ended September 30, 2010, the Partnership paid $72,102 and $191,178, respectively.  For the three and nine month periods ended September 30, 2009, the Partnership paid $50,019 and $182,438, respectively. Such expenses are included in general and administrative expenses in the accompanying statements of operations.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended September 30, 2010 and 2009, and $71,406 for each of the nine month periods ended September 30, 2010 and 2009.

5.           CASH DISTRIBUTIONS

On March 27, 2009, the Partnership paid a cash distribution of $2,524,194 ($102 per Unit) to the Limited Partners who were holders of record as of March 27, 2009.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

5.           CASH DISTRIBUTIONS - Continued

On July 26, 2010, the Partnership paid a cash distribution of $742,410 ($30 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts at SunTrust Bank and two cash accounts at Eagle Bank.  As of September 30, 2010, the uninsured portion of the cash balances was $0.

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

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $2,628,233 as of September 30, 2010, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of November 15, 2010, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the three month period ended September 30, 2010, existing cash resources were adequate to support net cash used in operating activities.  Cash and cash equivalents decreased $1,221,800 during the nine month period ended September 30, 2010, primarily due to the distribution paid to limited partners and due to cash used in operating activities.

Results of Operations

The Partnership recognized a lower net loss for the three month period ended September 30, 2010 as compared to the three month period ended September 30, 2009, primarily due to an increase in the share of income from Local Partnerships.  Professional fees increased primarily due to higher audit costs.

The Partnership recognized a smaller net loss for the nine month period ended September 30, 2010 as compared to the first nine months of 2009, primarily due to increase in share of income from Local Partnerships.  Interest revenue declined primarily due to lower interest rates and the decrease in cash and cash equivalents. Professional fees increased primarily due to higher audit fees.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from Local Partnerships for the three and nine month periods ended September 30, 2010, did not include losses of $106,676 and $139,907, respectively, compared to excluded losses of $27,579 and $82,738, respectively, for the three and nine month periods ended September 30, 2009.

No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2010.

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

Item 5.    Other Information

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2010, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2010.

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

CAPITAL REALTY INVESTORS, LTD
(Registrant)

by: C.R.I., Inc.
Managing General Partner

November 15, 2010	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer