Form 10-K
period 2010-12-31
CAPITAL REALTY INVESTORS LTD
filed 2011-04-13
CIK 354521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes           ☑           No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of Aaccelerated filer and large accelerated filer@ in Rule 12b-2 of the Exchange Act.
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

DOCUMENTS INCORPORATED BY REFERENCE

CAPITAL REALTY INVESTORS, LTD.

2010 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Page Number
PART I

Item 1.	Business	I-1
Item 2.	Properties	I-3
Item 3.	Legal Proceedings	I-3
Item 4.	Submission of Matters to a Vote of Security Holders	I-3

PART II

Item 5.	Market for the Registrant’s Partnership Interests
	and Related Partnership Matters	II-1
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results or Operations	II-2
Item 8.	Financial Statements	II-5
Item 9.	Changes In and Disagreements With Accountants
	on Accounting and Financial Disclosure	II-5
Item 9A.	Controls and Procedures	II-6
Item 9B.	Other Information	II-7

PART III

Item 10.	Directors and Executive Officers of the Registrant	III-1
Item 11.	Executive Compensation	III-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management	III-2
Item 13.	Certain Relationships and Related Transactions	III-3
Item 14.	Principal Accountant Fees and Services	III-3

PART IV

Item 15.	Exhibits and Financial Statements	IV-1

PART I

ITEM 1.                      BUSINESS

Capital Realty Investors, Ltd. (the “Partnership”) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981.  On December 31, 1981, the Partnership commenced offering 30,000 units of limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner & Smith, Incorporated.  The Partnership closed the offering on December 31, 1982, at which time 24,837 units of limited partner interest had become subscribed.  As of December 31, 2010, 90 units of limited partner interest had been abandoned.

The General Partners of the Partnership are C.R.I., Inc. (“CRI”), which is the Managing General Partner, current and former shareholders of CRI and Rockville Pike Associates, Ltd., a Maryland limited partnership which includes the shareholders of CRI and certain former officers and employees of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (“Local Partnerships”).  The Partnership originally made investments in eighteen Local Partnerships.  As of December 31, 2010, the Partnership retained investments in six Local Partnerships.  The original objectives of these investments, not necessarily in order of importance, were to:

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

As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in eighteen (six remaining as of December 31, 2010) Local Partnerships.  As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment.  In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnerships.  The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

PART I

ITEM 1.                      BUSINESS - Continued

A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2010, follows.

SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT (1)

Name and Location Of Apartment Complex	Mortgage Payable at 12/31/10 (2)	Financed and/or Insured and/or Subsidized Under	Number of Rental Units	Units Authorized for Low Income Subsidies	Expiration of HAP Contract
Capitol Commons Lansing, MI	$ 1,737,742	Michigan State Housing Development Authority	200	200	05/31/12
Chestnut Fresno, CA	685,660	California Housing Finance Agency	90	90	01/14/13
Hillview Terrace Traverse City, MI	1,671,314	Rural Economic Community Development	125	--	--
New Sharon Woods Apts. Deptford, NJ	3,569,297	Federal Housing Administration(FHA)	50	50	09/01/26
Shallowford Oaks Chamblee, GA	4,630,356	FHA	204	--	--
Westwood Village New Haven, CT	310,891	Connecticut Housing Finance Authority	48	48	02/24/12
Totals (6 Properties)	$12,605,261		717	388

Name and Location of Apartment Complex	Units Occupied As Percentage of Total Units As of December 31,					Average Effective Annual Rental Per Unit for the Years Ended December 31,
	2010	2009	2008	2007	2006	2010	2009	2008	2007	2006
Capitol Commons Lansing, MI	100%	99%	99%	100%	99%	$10,325	$10,376	$10,122	$10,114	$ 9,831
Chestnut Fresno, CA	98%	99%	99%	99%	99%	9,019	8,806	8,591	8,347	8,094
Hillview Terrace Traverse City, MI	99%	99%	99%	99%	100%	5,172	5,160	5,062	4,846	4,608
New Sharon Woods Apts. Deptford, NJ	98%	97%	98%	93%	98%	12,513	11,960	11,784	10,835	11,680
Shallowford Oaks Chamblee, GA	88%	85%	82%	88%	92%	6,849	7,013	7,877	8,229	8,166
Westwood Village New Haven, CT	97%	97%	96%	95%	98%	15,464	14,891	13,793	12,853	12,918
Totals (6 Properties) (3)	91%	95%	96%	96%	98%	$ 8,770	$ 8,725	$ 8,771	$ 9,204	$ 9,216

————————————
(1)
All properties are multifamily housing complexes.  No single tenant rents 10% or more of the rentable square footage.  Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2)	The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2010.
(3)	The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

PART I

ITEM 1.                      BUSINESS – Continued

As a subsequent event in January 2011, the Shallowford Oaks property was unable to meet its debt service requirements and was therefore in default with regards to the mortgage encumbering the property.  See the notes to the financial statements for additional information concerning the default on the mortgage of the Shallowford Oaks property.

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

None.

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

(b)	As of April 13, 2011, there were approximately 1,276 registered holders of Units in the Partnership.

(c)	On March 27, 2009, the Partnership paid a cash distribution of $2,524,194 ($102 per Unit) to the Limited Partners who were holders of record as of March 27, 2009.

On July 26, 2010, the Partnership paid a cash distribution of $742,410 ($30 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

PART II

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Realty Investors, Ltd.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations section is based on the financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations.  Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-K at December 31, 2010.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for four Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.  The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  If an asset was determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

Recent Accounting Pronouncements

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”s).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

General

The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes intended to provide housing to the elderly and/or to low and moderate income tenants.  In conjunction with such governmental assistance, which may include federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties, and (iii) sale or refinancing.  These limitations typically were designed to remain in place for the life of the mortgage.

C.R.I., Inc. (the Managing General Partner) continues to evaluate the Partnership’s underlying apartment complexes to develop strategies that maximize the benefits to investors. Numerous variables, including adverse general economic conditions, as well as, Local Partnership agreements and regulatory restrictions impact the ability and timing of effectuating the sale of certain properties owned by the Local Partnerships or the Partnership’s interests in the Local Partnerships.  The Managing General Partner continues to explore strategies that will result in the sale of properties owned by the Local Partnerships or the Partnership’s interests in the Local Partnerships at terms advantageous to the Partnership.  While the Managing General Partner cannot predict the outcome for any particular property at this time, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that maximize the benefits to investors.

PART II

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – Continued

Financial Condition/Liquidity

As of December 31, 2010, the Partnership had approximately 1,276 investors who held a total of 24,747 units of limited partner interest which were originally sold for the aggregate amount of $24,747,000. The Partnership originally made investments in eighteen Local Partnerships, of which six remain at December 31, 2010.  The Partnership’s liquidity, with unrestricted cash resources of $2,552,538 as of December 31, 2010, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of April 13, 2011, there were no material commitments for capital expenditures.

During 2010 and 2009, the Partnership received cash distributions of $59,372 and $41,875, respectively, from the Local Partnerships.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the year ended December 31, 2010, existing cash resources and the receipt of distributions from Local Partnerships were adequate to support net cash used in operating activities and investing activities.  Cash and cash equivalents decreased $1,297,495 during 2010, primarily due to the distribution paid and advances made to the Local Partnership.

On March 27, 2009, the Partnership paid a cash distribution of $2,524,194 ($102 per Unit) to the Limited Partners who were holders of record as of March 27, 2009.

On July 26, 2010, the Partnership paid a cash distribution of $742,410 ($30 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

Results of Operations

2010 versus 2009

The Partnership recognized a net income of $296,978 for the year ended December 31, 2010, compared to a net loss of $202,018 for the year ended 2009, primarily due to increases in share of income from partnerships.  Share of income from partnerships increased primarily due to higher share of income from one Local Partnership as well as due to lower advances which were reduced to zero by the Partnership as a result of losses at the Local Partnership level (see note 2.b. in notes to financial statements for additional information).

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership’s share of income from partnerships for the years ended December 31, 2010 and 2009, did not include losses of $64,462 and $275,248, respectively.  Distributions of $7,219 and $14,439  received from one Local Partnership during 2010 and 2009, respectively, for which the Partnership’s carrying value is zero (equity method suspended), were recorded as increases in the Partnership’s share of income from partnerships in the year received.

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

The combined rental revenues of the Partnership’s remaining properties for the three years ended December 31, 2010, 2009 and 2008 follow.  Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in prior years.

	For the years ended December 31,
	2010		2009		2008
Combined Rental Revenue	$6,288,311		$6,256,068		$6,288,472
Annual Percentage Increase (decrease)		0.5%		(.5%)		1.1%

ITEM 8.                  FINANCIAL STATEMENTS

The information required by this item is contained in Part IV.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 22, 2010, the Partnership dismissed Grant Thornton LLP (“Grant Thornton”) as the Partnership’s independent registered public accounting firm.  The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Partnership.

Effective as of December 23, 2010, the Audit Committee of the Partnership engaged Reznick Group, P.C. (“Reznick”) as the Partnership’s independent registered public accounting firm.  The decision to engage Reznick was approved by the Audit Committee of the Board of Directors of the Partnership as of such date.

During the years ended December 31, 2009 and 2008, and the subsequent interim period ended September 30, 2010, neither the Partnership nor anyone on its behalf has consulted with Reznick regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

PART II

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE– Continued

Grant Thornton’s reports on the financial statements for each of the two fiscal years ended December 31, 2009 and 2008, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended December 31, 2009 and 2008 there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreements in its reports on the financial statements for such years. During the fiscal years ended December 31, 2009 and 2008 there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.  Grant Thornton has furnished a letter addressed to the Securities and Exchange Commission that was included as an exhibit to the Partnership’s Form 8-K, initially filed with the Securities and Exchange Commission on December 28, 2010, stating its agreement with the statements concerning Grant Thornton made in that 8-K.

ITEM 9A.                CONTROLS AND PROCEDURES

In February 2011, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15.  The Managing General Partner does not expect that the Partnership’s disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2010, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC’s rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

PART II

ITEM 9A.                      CONTROLS AND PROCEDURES – Continued

Based on our evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2010.

This Annual Report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this Annual Report on Form 10-K.

In addition, there have been no significant changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

As a subsequent event in January 2011, the Shallowford Oaks property was unable to meet its debt service requirements and was therefore in default with regards to the mortgage encumbering the property.  See the notes to the financial statements for additional information concerning the default on the mortgage of the Shallowford Oaks property.

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

(a) and (b)

The names, ages and business experience of the directors and executive officers of C.R.I., Inc., the Managing General Partner of the Partnership, follow.

William B. Dockser, 74, has been the Chairman of the Board and a Director of CRI since 1974.  Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties.  Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs.  Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts.  He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 64, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989.  Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI.  He is principally responsible for the financial management of CRI and its associated partnerships.  Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co.  He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

III-1

PART III

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

(a)	Security ownership of certain beneficial owners.

The following table sets forth certain information concerning any person (including any “group”) who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at April 13, 2011.

		% of Total
Name and Address	Amount and Nature	Units Issued
Of Beneficial Owner	of Beneficial Ownership	and Outstanding

Equity Resource	5,744.25 Units	23.21%
Investments, LLC
& Affiliates
44 Brattle Street
Cambridge, MA 02138

(b)	Security ownership of management.

The following table sets forth certain information concerning all Units beneficially owned, as of April 13, 2011, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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

For the years ended December 31, 2010 and December 31, 2009, the Partnership incurred professional fees for the services of the Partnership’s independent registered public accounting firm Grant Thornton as follows:

	2010	2009

Audit fees (1)	$31,945	$112,500
Audit-related fees (2)	--	--
Tax fees (3)	16,800	16,000
All other fees	--	--

Total billed	$48,745	$128,500

————————————
(1)
Principally fees for the audit of the Partnership’s annual financial statements, the independent registered public accounting firm’s review of the Partnership’s quarterly financial statements, and services provided in connection with the Partnership’s regulatory filings.

(2)
Principally fees for assurance and related services performed by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Partnership’s financial statements.

(3)	Fees for preparation of Partnership federal and state tax returns.

III-3

PART III

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES – Continued

The Partnership has no directors or officers.  The Board of Directors of the Managing General Partner of the Partnership, serving as the Audit Committee, has approved in advance 100% of the fees paid to, and services provided by the Partnership’s independent registered public accounting firm. Prior to approving the Partnership’s independent registered public accounting firm providing any non-audit services, the Board of Directors of the Managing General Partner of the Partnership would assess whether the provision of those services would compromise the Partnership’s independent registered public accounting firm independence.

Grant Thornton was dismissed as the Partnership’s independent registered public accounting firm after the filing of the Partnership’s 10-Q for the third quarter of fiscal year 2010. Reznick was engaged as the Partnership’s new independent registered public accounting firm and performed the fiscal 2010 yearend audit. Reznick provided partnership tax return preparation services for the year ended December 31, 2010 and Grant Thornton provided partnership tax return preparation services during the years ended December 31, 2010  and December 31, 2009, which services it was determined did not compromise Reznick’s or Grant Thornton’s independence.

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

Exhibit No. 31.1 -	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2 -	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32 -	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99 -	Additional Exhibits

PART IV

ITEM 15.                      EXHIBITS - Continued

a.	Prospectus of the Partnership, dated December 31, 1981. (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated December 4, 1981.)

b.	Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors, Ltd. has invested.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL REALTY INVESTORS, LTD.
(Registrant)

April 13, 2011	By: /s/ William B. Dockser
DATE	William B. Dockser
Director, Chairman of the Board,
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 13, 2011	By: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer

CAPITAL REALTY INVESTORS, LTD.

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements of Capital Realty Investors, Ltd.

Report of Independent Registered Public Accounting Firm	IV-5-6
Balance Sheets as of December 31, 2010 and 2009	IV-7
Statements of Operations for the Years Ended
December 31, 2010, 2009 and 2008	IV-8
Statements of Changes in Partners’ (Deficit) Capital for the Years Ended
December 31, 2010, 2009 and 2008	IV-9
Statements of Cash Flows for the Years Ended
December 31, 2010, 2009 and 2008	IV-10
Notes to Financial Statements	IV-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Capital Realty Investors, Ltd.

We have audited the accompanying balance sheet of Capital Realty Investors, Ltd. (the Partnership) as of December 31, 2010 and the related statements of operations, changes in partners’ (deficit) capital, and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP, P.C.

Bethesda, Maryland
April 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Capital Realty Investors, Ltd.

We have audited the accompanying balance sheet of Capital Realty Investors, Ltd. (a Maryland limited partnership) (the Partnership) as of December 31, 2009, and the related statements of operations, changes in partners’ (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of the Local Partnerships.  The Partnership’s share of income from these Local Partnerships constitutes no portion of income in 2009 and 2008 included in the Partnership’s 2009 and 2008 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd. as of December 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

McLean, Virginia
May 18, 2010

CAPITAL REALTY INVESTORS, LTD.

BALANCE SHEETS

ASSETS

	December 31,
	2010	2009

Investments in and advances to partnerships	$4,021,281	$3,144,406
Cash and cash equivalents	2,552,538	3,850,033
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $184,526 and $178,047,
respectively	74,629	81,108
Property purchase costs,
net of accumulated amortization of $47,819 and $46,154,
respectively	19,026	20,691
Other assets	2,911	--

Total assets	$6,670,385	$7,096,238

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued expenses	$41,465	$21,886

Total liabilities	41,465	21,886

Commitments and contingencies

Partners’ capital

Capital paid in:
General Partners	14,000	14,000
Limited Partners	24,837,000	24,837,000

	24,851,000	24,851,000

Less:
Accumulated distributions to partners	(16,251,682)	(15,509,272)
Offering costs	(2,689,521)	(2,689,521)
Accumulated gain	719,123	422,145

Total partners’ capital	6,628,920	7,074,352

Total liabilities and partners’ capital	$6,670,385	$7,096,238

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2010	2009	2008

Share of income from partnerships	$784,932	$267,006	$348,731

Other revenue and expenses:

Revenue:
Interest and other	53,511	18,540	210,784

Expenses:
General and administrative	276,481	270,648	349,262
Professional fees	161,632	113,564	73,157
Management fee	95,208	95,208	95,208
Amortization of deferred costs	8,144	8,144	8,668

	541,465	487,564	526,295

Total other revenue and expenses	(487,954)	(469,024)	(315,511)

Income (loss) before gain on disposition of investment in
Partnerships	296,978	(202,018)	33,220

Gain on disposition of investment in partnerships, net of
disposition fee	--	--	2,975,217

Net income (loss)	$296,978	$(202,018)	$3,008,437

Net income (loss) allocated to General Partners (3%)	$8,909	$(6,061)	$90,253

Net income (loss) allocated to Limited Partners (97%)	$288,069	$(195,957)	$2,918,184

Net income (loss) per unit of Limited Partner Interest,
based on 24,747 units outstanding	$11.64	$(7.92)	$117.92

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

	General	Limited
	Partners	Partners	Total

Partners’ (deficit) capital, January 1, 2008	$(130,433)	$6,925,241	$6,794,808

Net income	90,253	2,918,184	3,008,437

Distribution paid	--	(2,681)	(2,681)

Partners’ (deficit) capital, December 31, 2008	(40,180)	9,840,744	9,800,564

Net loss	(6,061)	(195,957)	(202,018)

Distribution of $102 per Unit
of Limited Partner Interest	--	(2,524,194)	(2,524,194)

Partners’ (deficit) capital, December 31, 2009	(46,241)	7,120,593	7,074,352

Net income	8,909	288,069	296,978

Distribution of $30 per Unit
of Limited Partner Interest	--	(742,410)	(742,410)

Partners’ (deficit) capital, December 31, 2010	$(37,332)	$6,666,252	$6,628,920

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$296,978	$(202,018)	$3,008,437

Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Share of income from partnerships	(784,932)	(267,006)	(348,731)
Amortization of deferred costs	8,144	8,144	8,668
Gain on disposition of investment in partnership, net of
disposition fee	--	--	(2,975,217)

Changes in assets and liabilities:
Increase in accrued interest receivable on advances
to local partnership	(51,315)	--	--
Decrease (increase) in other assets	(2,911)	7,791	(876)
Increase (decrease) in accounts payable and accrued
expenses	19,579	(29,597)	(73,688)

Net cash used in operating activities	(514,457)	(482,686)	(381,407)

Cash flows from investing activities:
Proceeds from disposition of investment in partnerships	--	--	7,451,019
Collection of sale proceeds due to the Partnership	--	--	536,727
Receipt of distributions from partnerships	59,372	41,875	70,568
Disposition fee paid to a related party	--	--	(1,464,800)
Advances made to local partnership	(100,000)	(450,000)	(135,000)
Collection of advance made to local partnership	--	--	3,260

Net cash (used in) provided by investing activities	(40,628)	(408,125)	6,461,774

Cash flows from financing activities:
Distributions to Limited Partners	(742,410)	(2,524,194)	(403,464)
Tax distribution on behalf of Limited Partners	--	--	(155,574)

Net cash used in financing activities	(742,410)	(2,524,194)	(559,038)

Net (decrease) increase in cash and cash equivalents	(1,297,495)	(3,415,005)	5,521,329

Cash and cash equivalents, beginning of year	3,850,033	7,265,038	1,743,709

Cash and cash equivalents, end of year	$2,552,538	$3,850,033	$7,265,038

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

1.            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Partnership sold 24,837 units at $1,000 per unit of limited partner interest through a public offering.  The offering period was terminated on December 31, 1982.  As of December 31, 2010, 90 units of limited partner interest had been abandoned.

b.           Method of accounting

The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

c.           Variable interest entities

GAAP provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements and when it should disclose information about its relationship with a VIE.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

The Partnership does not consolidate the Partnership's interests in these VIE’s under this guidance, as it is not considered to be the primary beneficiary.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The Partnership’s balance in investment in Local Partnerships represents its maximum exposure to loss.  The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners.

       d.           Investments in and advances to partnerships

The Partnership’s investment in Local Partnerships is considered to be variable interest entities (VIEs) because the owners of the equity at risk in these entities do not have the power to direct their operations. However, the Partnership is not considered the primary beneficiary of the Local Partnerships since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  Therefore, and because the Partnership is a limited partner in the Local Partnerships, the Partnership accounts for the investment in its Local Partnerships using the equity method of accounting.  Under the equity method, the initial investment is recorded at cost, increased or decreased by the Partnership’s share of income or losses, and decreased by distributions received and syndication costs.  The investment balance cannot be reduced below zero.

As of December 31, 2010 and 2009, the Partnership's share of cumulative losses for four of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $4,760,850 and $4,951,574, respectively.  Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.  The Partnership’s carrying value is zero and the equity method has been suspended for the following four Local Partnerships as of December 31, 2010, and as of December 31, 2009: Hillview Terrace, New Sharon Woods, Shallowford Oaks, and Westwood Village.  Distributions of $7,219 and $14,439 received from one Local Partnership during 2010 and 2009, for which the Partnership’s carrying value is zero (equity method suspended) were recorded as increases in the Partnership’s share of income from partnerships in the year received.

Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

e.           Investment in partnerships held for sale

When investments are reclassified to investment in partnerships held for sale, amortization of acquisition fees and property purchase costs are discontinued.  Assets held for sale are recorded at the lower of the carrying amount or expected sales price less costs to sell.

f.           Cash and cash equivalents

Cash and cash equivalents consist of money market funds, time and demand deposits, and repurchase agreements with original maturities of three months or less.  Interest income is recognized as earned.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

g.           Income taxes

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

i.           Fair Value of Financial Instruments

On January 1, 2009, the Partnership adopted the new accounting standard which requires adoption of the fair value standards in the Financing Accounting Standards Board Accounting Standards Codification (ASC) for nonfinancial assets and nonfinancial liabilities.  The adoption did not have a material impact on the financial position, results of operations or cash flows.

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

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

j.           Impairment analysis

The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  Impairment for investments in partnerships is determined by review of the performance of the underlying asset and expected proceeds from the sale of the investment.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

k.           Allocation of net income (loss)

Net income (loss) is allocated based on respective partnership interest or units outstanding.  The Partnership has no dilutive interests.

l.           Subsequent events

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes. Management evaluated the activity of the Partnership and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

m.           Recent accounting pronouncements

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

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.           Interests in profits, losses and cash distributions made by Local Partnerships

The Partnership has a 94.99% to 98.98% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the “Agencies”) of each Local Partnership.  An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership.  As stipulated by the Local Partnerships’ partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any.  During 2010, 2009 and 2008, the Partnership received cash distributions from rental operations of the Local Partnerships of $59,372, $41,875 and $70,568, respectively.  As of December 31, 2010 and 2009, two and three of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $1,043,598 and $855,928, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

b.           Advance to Local Partnership

As of both December 31, 2010 and 2009, the Partnership had advanced funds, including accrued interest, totaling $980,348 and $872,636, respectively, to ARA Associates - Shangri-La Ltd. (Shallowford Oaks).  On April 28, 2009, the Partnership advanced $150,000 to Shallowford Oaks for operating expenses.  On July 29, 2009, the Partnership advanced $300,000 to Shallowford Oaks for maintenance expenses.  On April 15, 2010, the Partnership advanced $100,000 to Shallowford Oaks for operating expenses. The Partnership accrued $51,315 interest receivables on the advances to Shallowford Oaks as of December 31, 2010.  For financial reporting purposes, these loans and related accrued interest receivables have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

As of January 2011, the Shallowford Oaks property was unable to meet its debt service requirements and was therefore in default with regards to the mortgage encumbering the property. In February 2011, the mortgage lender for the mortgage encumbering the Shallowford Oaks property sent notice accelerating the debt.  The Local General Partner of Shallowford Oaks is currently negotiating with the lender to attempt to restructure the debt and does not expect that the lender will take any further action while the negotiations are pending.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.           Property matters

Baltic Plaza

On June 24, 2001, the Local Managing General Partner entered into a contract to sell the property owned by Sencit Baltic Associates (Baltic Plaza).  On December 19, 2002, Baltic Plaza was sold.  Cash proceeds received by the Partnership totaled $2,053,358.  As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser.  The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved.  The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser’s annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032.  As of April 13, 2010, no payments of principal or interest have been received on this purchase money note.  The Partnership’s 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at December 31, 2010 and 2009, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk.  The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

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

e.           Summarized financial information

Combined balance sheets and combined statements of operations for the six Local Partnerships in which the Partnership is invested as of December 31, 2010, follow.  The information is presented separately for two Local Partnerships which have investment basis (equity method), and for four Local Partnerships for which the Partnership’s carrying value is zero (equity method suspended).

COMBINED BALANCE SHEETS
December 31, 2010

	Equity
	Method		Suspended		Total

Number of Local Partnerships	2	(a)	4	(b)	6

Rental property, at cost, net of accumulated
depreciation of $11,918,134, $16,147,113,
and $28,065,247, respectively	$1,788,227		$2,428,822		$4,217,049
Land	709,103		960,528		1,669,631
Other assets	3,621,938		2,189,208		5,811,146

Total assets	$6,119,268		$5,578,558		$11,697,826

Mortgage notes payable	$2,423,402		$10,181,858		$12,605,261
Other liabilities	163,590		2,728,440		2,892,030
Due to general partners	294,158		218,239		512,397

Total liabilities	2,881,150		13,128,537		16,009,688

Partners' capital (deficit)	3,238,118		(7,549,979)		(4,311,861)

Total liabilities and partners'
capital (deficit)	$6,119,268		$5,578,558		$11,697,826

—————————————
    (a)         Capital Commons; Chestnut
(b)         Hillview Terrace; New Sharon Woods; Shallowford Oaks; Westwood Village

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2010

	Equity
	Method		Suspended	Total

Number of Local Partnerships	2	(a)	4 (b)	6

Revenue:
Rental	$2,876,645		$3,411,666	$6,288,311
Other	305,913		69,969	375,882

Total revenue	3,182,558		3,481,635	6,664,193

Expenses:
Operating	1,455,052		2,334,239	3,789,291
Interest	330,198		601,728	931,926
Depreciation and amortization	449,241		327,959	777,200

Total expenses	2,234,491		3,263,926	5,498,417

Net income	$948,067		$217,709	$1,165,776

Cash distributions	$52,153		$7,219	$59,372

Cash distributions recorded as reduction
of investments in partnerships	$52,153		$--	$52,153

Cash distributions recorded as income	$--		$7,219	$7,219

Partnership’s share of Local Partnership
net income	$929,028		$--	$929,028

Advance to Local Partnership,
including accrued interest	--		(151,315)	(151,315)

Share of income (loss) from partnerships	$929,028		$(144,096)	$784,932

————————————
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

COMBINED BALANCE SHEETS
December 31, 2009

	Equity
	Method		Suspended		Total

Number of Local Partnerships	2	(a)	4	(b)	6

Rental property, at cost, net of accumulated
depreciation of $11,442,354, $15,898,429,
and $27,340,783, respectively	$2,209,021		$2,473,741		$4,682,762
Land	709,103		960,528		1,669,631
Other assets	3,369,422		2,311,054		5,680,476

Total assets	$6,287,546		$5,745,323		$12,032,869

Mortgage notes payable	$3,424,340		$10,707,368		$14,131,708
Other liabilities	225,777		2,555,465		2,781,242
Due to general partners	294,158		242,578		536,736

Total liabilities	3,944,275		13,505,411		17,449,686

Partners' capital (deficit)	2,343,271		(7,760,088)		(5,416,817)

Total liabilities and partners'
capital (deficit)	$6,287,546		$5,745,323		$12,032,869

———————————
(a)         Capital Commons; Chestnut
(b)         Hillview Terrace; New Sharon Woods; Shallowford Oaks; Westwood Village

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2009

	Equity
	Method		Suspended	Total

Number of Local Partnerships	2	(a)	4 (b)	6

Revenue:
Rental	$2,867,670		$3,388,398	$6,256,068
Other	232,966		54,274	287,240

Total revenue	3,100,636		3,442,672	6,543,308

Expenses:
Operating	1,477,230		2,478,422	3,955,652
Interest	438,782		630,682	1,069,464
Depreciation and amortization	467,663		366,339	834.002

Total expenses	2,383,675		3,475,443	5,859,118

Net income (loss)	$716,961		$(32,771)	$684,190

Cash distributions	$27,436		$14,439	$41,875

Cash distributions recorded as reduction
of investments in partnerships	$27,436		$--	$27,436

Cash distributions recorded as income	$--		$14,439	$14,439

Partnership’s share of Local Partnership
net income	$702,567		$--	$702,567

Advance to Local Partnership	--		(450,000)	(450,000)

Share of income (loss) from partnerships	$702,567		$(435,561)	$267,006

————————————
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

————————————
(1)       Includes Warner House sold in March 2008.

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

A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income follows.

	For the years ended
	December 31,
	2010	2009	2008

Financial statement net income	$1,165,776	$684,190	$644,228

Differences between financial statement
and tax depreciation, amortization,
and miscellaneous differences	279,300	418,614	523,814

Taxable income	$1,445,076	$1,102,804	$1,168,042

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

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the years ended December 31, 2010, 2009 and 2008, the Partnership paid $167,844, $191,818 and $236,436, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the years ended December 31, 2010, 2009 and 2008, the Partnership paid $83,391, $43,605 and $80,818, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

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

For each of the years ended December 31, 2010, 2009 and 2008, the Partnership paid the Managing General Partner a Management Fee of $95,208.

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

Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the limited partners and 3% to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement.  On March 27, 2009, the Partnership paid a cash distribution of $2,524,194 ($102 per Unit) to the Limited Partners who were holders of record as of March 27, 2009.  The distribution consisted of a portion of the proceeds received from the sales of Linden Place, Court Place, Park Glen and Warner House.  On July 26, 2010, the Partnership paid a cash distribution of $742,410 ($30 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

As defined in the Partnership Agreement, after the payment of the distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2010, 2009 and 2008.  The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

5.           RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET (LOSS) INCOME TO TAXABLE INCOME

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

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

5.           RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME (LOSS) TO TAXABLE INCOME - Continued

A reconciliation of the Partnership's financial statement net income (loss) to taxable income follows.

	For the years ended
	December 31,
	2010	2009	2008

Financial statement net income (loss)	$296,978	$(202,018)	$3,008,437

Adjustments:
Differences between financial statement
net income and taxable income related
to the Partnership's equity in the Local
Partnerships' income or losses and accrued
Expenses	608,830	829,717	819,310

Difference between financial statement
gain (loss) and tax gain (loss) from
the sale or transfer properties	--	--	5,999,562

Costs amortized over a shorter period for
income tax purposes	1,280	8,144	8,669

Taxable income	$907,088	$635,843	$9,835,978

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains four cash accounts with two banks.  As of December 31, 2010, the uninsured portion of the cash balances was $0.

# # #