Form 10-Q
period 2011-03-31
CAPITAL REALTY INVESTORS LTD
filed 2011-06-10
CIK 354521

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011
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
Yes ☐                                No ☒

CAPITAL REALTY INVESTORS, LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	- March 31, 2011 and December 31, 2010	1
	Statements of Operations and Accumulated Losses
	- for the three months ended March 31, 2011 and 2010	2
	Statements of Cash Flows
	- for the three months ended March 31, 2011 and 2010	3
	Notes to Financial Statements
	- March 31, 2011 and 2010	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 4.	Controls and Procedures	10

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signature		12

Part I.                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

CAPITAL REALTY INVESTORS, LTD.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)

Investments in and advances to partnerships	$4,253,538	$4,021,281
Cash and cash equivalents	2,431,525	2,552,538
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $186,146 and $184,526, respectively	73,009	74,629
Property purchase costs,
net of accumulated amortization of $48,234, and $47,819, respectively	18,611	19,026
Other assets	2,117	2,911

Total assets	$6,778,800	$6,670,385

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$72,898	$41,465

Total liabilities	72,898	41,465

Commitments and contingencies

Partners' capital:

Capital paid in:
General Partners	14,000	14,000
Limited Partners	24,837,000	24,837,000

	24,851,000	24,851,000

Less:
Accumulated distributions to partners	(16,251,682)	(16,251,682)
Offering costs	(2,689,521)	(2,689,521)
Accumulated gain	796,105	719,123

Total partners' capital	6,705,902	6,628,920

Total liabilities and partners' capital	$6,778,800	$6,670,385

The accompanying notes are an integral part
of these financial statements.

Part I.                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF OPERATIONS

AND ACCUMULATED LOSSES

(Unaudited)

	For the three months ended
	March 31,
	2011	2010

Share of income from partnerships	$223,852	$175,642

Other revenue and expenses:

Revenue:
Interest and other	14,986	3,967

Expenses:
General and administrative	57,729	83,026
Professional fees	78,290	80,676
Management fee	23,802	23,802
Amortization of deferred costs	2,035	2,036

	161,856	189,540

Total other revenue and expenses	(146,870)	(185,573)

Net income (loss)	76,982	(9,931)

Accumulated gain, beginning of period	719,123	422,145

Accumulated gain, end of period	$796,105	$412,214

Net income (loss) allocated to General Partners (3%)	$2,309	$(298)

Net income (loss) allocated to Limited Partners (97%)	$74,673	$(9,633)

Net income (loss) per unit of Limited Partner Interest,
based on 24,747 units outstanding	$3.02	$(.39)

The accompanying notes are an integral part
of these financial statements.

Part I.                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$76,982	$(9,931)

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Share of income from partnerships	(223,852)	(175,642)
Amortization of deferred costs	2,035	2,036

Changes in assets and liabilities:
Increase in accrued interest receivable on advances
to local partnership	(8,405)
Decrease in other assets	794	--
Increase in accounts payable and accrued expenses	31,433	23,558

Net cash used in operating activities	(121,013)	(159,979)

Net decrease in cash and cash equivalents	(121,013)	(159,979)

Cash and cash equivalents, beginning of period	2,552,538	3,850,033

Cash and cash equivalents, end of period	$2,431,525	$3,690,054

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors, Ltd. (the “Partnership”) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in eighteen Local Partnerships.  As of March 31, 2011, the Partnership retained investments in six Local Partnerships.

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

2.           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2010.

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of March 31, 2011, and the results of its operations and its cash flows for the three month periods ended March 31, 2011 and 2010.  The results of operations for the interim period ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At March 31, 2011 and 2010, the Partnership had limited partnership equity interests in six Local Partnerships, each of which owned an apartment complex.

A schedule of the apartment complexes owned by the Local Partnerships in which the Partnership is invested is provided below:

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

PROPERTY	CITY	STATE	UNITS
Capitol Commons	Lansing	MI	200
Chestnut	Fresno	CA	90
Hillview Terrace	Traverse City	MI	125
New Sharon Woods	Deptford	NJ	50
Shallowford Oaks	Chamblee	GA	204
Westwood Village	New Haven	CT	48

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At March 31, 2011 and 2010, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

The Combined Statements of Operations for the six Local Partnerships in which the Partnership was invested as of March 31, 2011 and 2010, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2011		2010
	Equity Method (a)	Suspended (b)	Equity Method (a)	Suspended (b)

Number of Local Partnerships	2	4	2	4

Revenue:
Rental	$719,161	$852,917	$716,918	$847,100
Other	76,478	17,492	58,242	13,569

Total revenue	795,639	870,409	775,160	860,669

Expenses:
Operating	363,763	583,560	369,308	619,606
Interest	82,550	150,432	109,696	157,671
Depreciation and amortization	112,310	81,990	116,916	91,585

Total expenses	558,623	815,982	595,920	868,862

Net income (loss)	$237,016	$54,427	$179,240	$(8,193)

Cash distribution	$--	$--	$--	$--

Interest payment recorded as
Expense	--	(8,405)	--	--

Partnership's share of Local
Partnership net income	$232,257	$--	$175,642	$--

Share of income from Partnerships	$223,852		$175,642

     ___________________________________

     (a)           Capital Commons; Chestnut
     (b)           Hillview Terrace; New Sharon Woods; Shallowford Oaks; Westwood Village

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets.  As of March 31, 2011 and 2010, the Partnership's share of cumulative losses to date for four of six Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $4,708,209 and $4,980,039, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.           Advances to Local Partnerships

As of March 31, 2011 and December 31, 2010, the Partnership had advanced funds, including accrued interest, totaling $988,753 and $980,348, respectively, to ARA Associates-Shangri-La Ltd. (Shallowford Oaks).  On April 15, 2010, the Partnership advanced $100,000 to Shallowford Oaks for operating expenses.  For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.  As a result, the amount advanced has been reflected as a reduction of share of income from the Partnership in 2011 and 2010.

On December 19, 2002, the Local Partnership which owned the Baltic Plaza apartments sold the property. Cash proceeds received by the Partnership totaled $2,053,358.  As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser.  The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved.  The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser’s annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032.  As of March 31, 2011, no payments of principal or interest have been received on this purchase money note.  The Partnership’s 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at March 31, 2011 and December 31, 2010, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk.  The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three month periods ended March 31, 2011 and 2010, the Partnership paid $48,280 and $44,654, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three month periods ended March 31, 2011 and 2010, the Partnership paid $18,502 and $9,125, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended March 31, 2011 and 2010.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

5.           CASH DISTRIBUTIONS

On July 26, 2010, the Partnership paid a cash distribution of $742,410 ($30 per unit) to the Limited Partners who were holders of record as of July 1, 2010.

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts at SunTrust Bank and two cash accounts at Eagle Bank.  As of March 31, 2011, the uninsured portion of the cash balances was $0.

###

Part I. Item 2.	FINANCIAL INFORMATION Management's Discussion and Analysis of Financial Condition
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

Critical Accounting Policies and Estimates

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership’s annual report on Form 10-K at December 31, 2010.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for four Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.  The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $2,431,525 as of March 31, 2011, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of June 10, 2011, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the three month period ended March 31, 2011, existing cash resources were adequate to support net cash used in operating activities.  Cash and cash equivalents decreased $121,013 during the three month period ended March 31, 2011, primarily due to operating costs.

Results of Operations

The Partnership recognized an increase in the net income of $86,913 for the three month period ended March 31, 2011 as compared to the three month period ended March 31, 2010, primarily due to an increase in the share of income from Local Partnerships and a reduction in general and administrative expenses.

Part I. Item 2.	FINANCIAL INFORMATION Management's Discussion and Analysis of Financial Condition
and Results of Operations - Continued

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from Local Partnerships for the three month period ended March 31, 2011, did not include losses of $16,115, compared to excluded losses of $68,813 for the three month period ended March 31, 2010.

No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2011.

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

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2011, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2011.

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

CAPITAL REALTY INVESTORS, LTD
(Registrant)

by: C.R.I., Inc.
Managing General Partner

June 10, 2011	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer