Form 10-Q
period 2011-06-30
CAPITAL REALTY INVESTORS LTD
filed 2011-08-23
CIK 354521

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011
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
Yes ☐                                No ☒

CAPITAL REALTY INVESTORS, LTD.

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	- June 30, 2011 and December 31, 2010	1
	Statements of Operations and Accumulated Gain
	- for the three and six months ended June 30, 2011 and 2010	2
	Statements of Cash Flows
	- for the six months ended June 30, 2011 and 2010	3
	Notes to Financial Statements
	- June 30, 2011 and 2010	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 4.	Controls and Procedures	11

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signature		13

Part I.                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

CAPITAL REALTY INVESTORS, LTD.

BALANCE SHEETS

ASSETS

(Unaudited)

	June 30,	December 31,
	2011	2010
	(Unaudited)

Investments in and advances to partnerships	$4,510,417	$4,021,281
Cash and cash equivalents	2,318,796	2,552,538
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $187,766 and $184,526, respectively	71,389	74,629
Property purchase costs,
net of accumulated amortization of $48,650 and $47,819, respectively	18,195	19,026
Other assets	17,983	2,911

Total assets	$6,936,780	$6,670,385

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$70,333	$41,465

Total liabilities	70,333	41,465

Commitments and contingencies

Partners' capital:

Capital paid in:
General Partners	14,000	14,000
Limited Partners	24,837,000	24,837,000

	24,851,000	24,851,000

Less:
Accumulated distributions to partners	(16,251,682)	(16,251,682)
Offering costs	(2,689,521)	(2,689,521)
Accumulated gain	956,650	719,123

Total partners' capital	6,866,447	6,628,920

Total liabilities and partners' capital	$6,936,780	$6,670,385

The accompanying notes are an integral part
of these financial statements.

Part I.                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF OPERATIONS

AND ACCUMULATED GAIN

(Unaudited)

	For the three months ended		For the six months ended
	June 30		June 30,
	2011	2010	2011	2011

Share of income from partnerships	$265,041	$87,326	$488,893	$262,968

Other revenue and expenses:

Revenue:
Interest and other	14,611	4,073	29,597	8,040

Expenses:
General and administrative	78,676	82,977	136,405	166,002
Professional fees	14,593	36,076	92,883	116,753
Management fee	23,802	23,802	47,604	47,604
Amortization of deferred costs	2,036	2,036	4,071	4,072

	119,107	144,891	280,963	334,431

Total other revenue and expenses	(104,496)	(140,818)	(251,366)	(326,391)

Net income (loss)	160,545	(53,492)	237,527	(63,423)

Accumulated gain, beginning of period	796,105	412,214	719,123	422,145

Accumulated gain, end of period	$956,650	$358,722	$956,650	$358,722

Net income (loss) allocated to
General Partners (3%)	$4,816	$(1,605)	$7,126	$(1,903)

Net income (loss) allocated to
Limited Partners (97%)	$155,729	$(51,887)	$230,401	$(61,520)

Net income (loss) per unit of Limited Partner
Interest, based on 24,747 units outstanding	$6.29	$(2.10)	$9.31	$(2.49)

The accompanying notes are an integral part
of these financial statements.

Part I.                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six month ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$237,527	$(63,423)

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Share of income from partnerships	(488,893)	(262,968)
Amortization of deferred costs	4,071	4,072

Changes in assets and liabilities:
Decrease in other assets	1,588	--
Increase in accounts payable and accrued expenses	28,868	35,915
Increase in accrued interest receivable on advances
to local partnership	(16,903)	--

Net cash used in operating activities	(233,742)	(286,404)

Cash flows from investing activities:

Advance to local partnership	--	(100,000)
Receipt of distribution from partnership	--	24,716

Net cash used in investing activities	--	(75,284)

Net decrease in cash and cash equivalents	(233,742)	(361,688)

Cash and cash equivalents, beginning of period	2,552,538	3,850,033

Cash and cash equivalents, end of period	$2,318,796	$3,488,345

Significant non-cash activity:
Distribution receivable included in
investments in partnerships	$16,660	$--

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited)

1.           ORGANIZATION

Capital Realty Investors, Ltd. (the “Partnership”) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in eighteen Local Partnerships.  As of June 30, 2011, the Partnership retained investments in six Local Partnerships.

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

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of June 30, 2011, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2011 and 2010.  The results of operations for the interim period ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At June 30, 2011 and 2010, the Partnership had limited partnership equity interests in six Local Partnerships, each of which owned an apartment complex.

A schedule of the apartment complexes owned by the Local Partnerships in which the Partnership is invested is provided below:

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

PROPERTY	CITY	STATE	UNITS
Capitol Commons	Lansing	MI	200
Chestnut	Fresno	CA	90
Hillview Terrace	Traverse City	MI	125
New Sharon Woods	Deptford	NJ	50
Shallowford Oaks	Chamblee	GA	204
Westwood Village	New Haven	CT	48

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At June 30, 2011 and 2010, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

The Combined Statements of Operations for the six Local Partnerships in which the Partnership was invested as of June 30, 2011 and 2010, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30,
	2011			2010
	Equity			Equity
	Method		Suspended	Method		Suspended

Number of Local Partnerships	3	(a)	3 (b)	2	(c)	4	(d)

Revenue:
Rental	$927,577		$527,371	$717,373		$824,502
Other	94,453		10,059	79,658		31,482

Total revenue	1,022,030		537,430	797,031		855,984

Expenses:
Operating	517,516		455,223	379,254		528,518
Interest	93,288		139,693	109,696		157,671
Depreciation and amortization	113,626		80,674	116,916		91,585

Total expenses	724,430		675,590	605,866		777,774

Net income (loss)	$297,600		$(138,160)	$191,165		$78,210

Cash distribution	$16,660		$--	$24,716		$--

Interest payment recorded as
expense	$--		(8,498)	$--		$--

Partnership's share of Local
Partnership net income	273,539		--	187,326		--

Advance to Local Partnership	--		--	--		(100,000)

Share of income from partnerships	$265,041			$87,326

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended
	June 30,
	2011			2010
	Equity			Equity
	Method		Suspended	Method		Suspended

Number of Local Partnerships	3	(a)	3 (b)	2	(c)	4	(d)

Revenue:
Rental	$1,832,309		$1,194,717	$1,434,290		$1,671,602
Other	171,709		26,773	137,899		45,049

Total revenue	2,004,018		1,221,490	1,572,189		1,716,651

Expenses:
Operating	1,006,489		913,573	748,561		1,148,123
Interest	186,577		279,387	219,391		315,341
Depreciation and amortization	227,252		161,348	233,832		183,170

Total expenses	1,420,318		1,354,308	1,201,784		1,646,634

Net income (loss)	$583,700		$(132,818)	$370,405		$70,017

Cash distribution	$16,660		$--	$24,716		$--

Interest payouts recorded
as expense	$--		$(16,903)	$--		$--

Partnership’s share of Local
Partnership net income	505,796		--	362,968		--

Advance to Local Partnership	--		--	--		(100,000)

Share of income from partnerships	$488,893			$262,968

____________________

(a)           Capital Commons; Chestnut; Westwood Village
(b)           Hillview Terrace; New Sharon Woods; Shallowford Oaks
(c)           Capital Commons; Chestnut
(d)           Hillview Terrace; New Sharon Woods; Shallowford Oaks; Westwood Village

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets.  As of June 30, 2011, the Partnership's share of cumulative losses to date for three of six Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $4,825,269.  As of June 30, 2010, the Partnership’s share of cumulative losses to date for four or six Local Partnerships exceeded the amount of the Partnership’s investments in those Local Partnerships by $4,905,293.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.           Advances to Local Partnerships

As of June 30, 2011 and December 31, 2010, the Partnership had advanced funds, including accrued interest, totaling $997,251 and $980,348, respectively, to ARA Associates-Shangri-La Ltd. (Shallowford Oaks).  On April 15, 2010, the Partnership advanced $100,000 to Shallowford Oaks for operating expenses.  For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.  As a result, the amount advanced has been reflected as a reduction of share of income from the Partnership in 2011 and 2010.

On December 19, 2002, the Local Partnership which owned the Baltic Plaza apartments sold the property. Cash proceeds received by the Partnership totaled $2,053,358.  As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser.  The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved.  The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser’s annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032.  As of June 30, 2011, no payments of principal or interest have been received on this purchase money note.  The Partnership’s 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at June 30, 2011 and December 31, 2010, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk.  The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and six month periods ended June 30, 2011, the Partnership paid $34,117 and $82,397, respectively, and $42,488 and $87,142 for the three and six month periods ended June 30, 2010, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three and six month periods ended June 30, 2011, the Partnership paid $25,860 and $44,362, respectively, and $34,269 and $43,394 for the three and six month periods ended June 30, 2010, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

4.           RELATED PARTY TRANSACTIONS - Continued

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended June 30, 2011 and 2010, and $47,604 for each of the six month periods ended June 30, 2011 and 2010.

5.           CASH DISTRIBUTIONS

On July 26, 2010, the Partnership paid a cash distribution of $742,410 ($30 per unit) to the Limited Partners who were holders of record as of July 1, 2010.

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts at SunTrust Bank and three cash accounts at Eagle Bank.  As of June 30, 2011, the uninsured portion of the cash balances was $1,914,885.

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

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $2,318,796 as of June 30, 2011, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of August 23, 2011, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the six month period ended June 30, 2011, existing cash resources were adequate to support net cash used in operating activities.  Cash and cash equivalents decreased $233,742 during the six month period ended June 30, 2011, primarily due to operating costs.

Results of Operations

The Partnership recognized an increase in the net income of $214,037 for the three month period ended June 30, 2011 as compared to 2010, primarily due to an increase in the share of income from Local Partnerships, an increase in interest income and a reduction in professional fees.

The Partnership recognized an increase in the net income of $300,950 for the six month period ended June 30, 2011 as compared 2010, primarily due to an increase in the share of income from Local Partnerships, an increase in interest income and reductions in general and administrative and professional fee expenses.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations - Continued

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from Local Partnerships for the three and six month periods ended June 30, 2011, did not include losses of $173,746 and $189,862, compared to excluded losses of $33,289 and $102,101 for the three and six month periods ended June 30, 2010, respectively.

No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2011.

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

Part II.	OTHER INFORMATION
Item 1.	Legal Proceeding

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment property of the Local Partnerships in which the Partnership invests that are not of a routine nature arising in the ordinary course of business or that would have a material adverse effect on the business.

Item 5.	Other Information

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2011, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2011.

There is no established market for the purchase and sale of units of limited partner interest (Units) in the Partnership, although various informal secondary market services exist.  Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

On June 16, 2011, the Partnership issued a press release regarding an unsolicited tender offer commenced by Equity Resource Concord Fund LLC to purchase up to 295 Units in the Partnership.

On June 21, 2010, the Partnership issued a press release regarding an unsolicited tender offer commenced by Peachtree Partners for up to 4.9 percent of the Units in the Partnership.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Press Release dated June 16, 2011 Press Release dated June 21, 2011

All other items are not applicable.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL REALTY INVESTORS, LTD
(Registrant)

by: C.R.I., Inc.
Managing General Partner

August 23, 2011	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer