Form 10-Q
period 2011-09-30
CAPITAL REALTY INVESTORS LTD
filed 2011-12-08
CIK 354521

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011
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
Yes ☐                                No ☒

CAPITAL REALTY INVESTORS, LTD.

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	- September 30, 2011 and December 31, 2010	1
	Statements of Operations and Accumulated Gain
	- for the three and nine months ended September 30, 2011 and 2010	2
	Statements of Cash Flows
	- for the nine months ended September 30, 2011 and 2010	3
	Notes to Financial Statements
	- September 30, 2011 and 2010	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 4.	Controls and Procedures	11

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signature		13

Part I.                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

CAPITAL REALTY INVESTORS, LTD.

BALANCE SHEETS

ASSETS

(Unaudited)

	September 30,	December 31,
	2011	2010
	(Unaudited)

Investments in and advances to partnerships	$4,836,688	$4,021,281
Cash and cash equivalents	2,247,937	2,552,538
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $189,386 and $184,526, respectively	69,769	74,629
Property purchase costs,
net of accumulated amortization of $49,066 and $47,819, respectively	17,779	19,026
Other assets	529	2,911

Total assets	$7,172,702	$6,670,385

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$47,928	$41,465

Total liabilities	47,928	41,465

Commitments and contingencies

Partners' capital:

Capital paid in:
General Partners	14,000	14,000
Limited Partners	24,837,000	24,837,000

	24,851,000	24,851,000

Less:
Accumulated distributions to partners	(16,251,682)	(16,251,682)
Offering costs	(2,689,521)	(2,689,521)
Accumulated gain	1,214,977	719,123

Total partners' capital	7,124,774	6,628,920

Total liabilities and partners' capital	$7,172,702	$6,670,385

The accompanying notes are an integral part
of these financial statements.

Part I.                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF OPERATIONS
AND ACCUMULATED GAIN
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Share of income from partnerships	$345,116	$61,068	$834,009	$324,036

Other revenue and expenses:

Revenue:
Interest and other	15,190	--	44,787	8,040

Expenses:
General and administrative	53,392	59,748	189,796	225,751
Professional fees	22,750	21,414	115,633	138,166
Management fee	23,802	23,802	71,406	71,406
Amortization of deferred costs	2,035	2,036	6,107	6,108

	101,979	107,000	382,942	441,431

Total other revenue and expenses	(86,789)	(107,000)	(338,155)	(433,391)

Net income (loss)	258,327	(45,932)	495,854	(109,355)

Accumulated gain, beginning of period	956,650	358,722	719,123	422,145

Accumulated gain, end of period	$1,214,977	$312,790	$1,214,977	$312,790

Net income (loss) allocated to
General Partners (3%)	$7,750	$(1,378)	$14,876	$(3,281)

Net income (loss) allocated to
Limited Partners (97%)	$250,577	$(44,554)	$480,978	$(106,074)

Net income (loss) per unit of Limited Partner
Interest, based on 24,747 units outstanding	$10.13	$(1.80)	$19.44	$(4.29)

The accompanying notes are an integral part
of these financial statements.

Part I.                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$495,854	$(109,355)

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Share of income from partnerships	(834,009)	(324,036)
Amortization of deferred costs	6,107	6,108

Changes in assets and liabilities:
Decrease in other assets	2,382	--
Increase in accounts payable and accrued expenses	6,463	23,177
Increase in accrued interest receivable on advances
to local partnership	(25,495)	--

Net cash used in operating activities	(348,698)	(404,106)

Cash flows from investing activities:

Advance to local partnership	--	(100,000)
Receipt of distribution from partnership	44,097	24,716

Net cash used in investing activities	44,097	(75,284)

Cash flows from financing activities:

Distribution to Limited Partners	--	(742,410)

Net cash used in financing activities:	--	(742,410)

Net decrease in cash and cash equivalents	(304,601)	(1,221,800)

Cash and cash equivalents, beginning of period	2,552,538	3,850,033

Cash and cash equivalents, end of period	$2,247,937	$2,628,233

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors, Ltd. (the “Partnership”) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in eighteen Local Partnerships.  As of September 30, 2011, the Partnership retained investments in six Local Partnerships.

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

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of September 30, 2011, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2011 and 2010.  The results of operations for the interim period ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year.

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At September 30, 2011 and 2010, the Partnership had limited partnership equity interests in six Local Partnerships, each of which owned an apartment complex.

A schedule of the apartment complexes owned by the Local Partnerships in which the Partnership is invested is provided below:

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

PROPERTY	CITY	STATE	UNITS
Capitol Commons	Lansing	MI	200
Chestnut	Fresno	CA	90
Hillview Terrace	Traverse City	MI	125
New Sharon Woods	Deptford	NJ	50
Shallowford Oaks	Chamblee	GA	204
Westwood Village	New Haven	CT	48

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At September 30, 2011 and 2010, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

The Combined Statements of Operations for the six Local Partnerships in which the Partnership was invested as of September 30, 2011 and 2010, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,
	2011			2010
	Equity			Equity
	Method		Suspended	Method		Suspended

Number of Local Partnerships	3	(a)	3 (b)	2	(c)	4	(d)

Revenue:
Rental	$935,602		$651,793	$709,607		$805,208
Other	93,792		14,368	83,379		3,972

Total revenue	1,029,394		666,161	792,986		809,180

Expenses:
Operating	461,531		696,477	504,061		641,662
Interest	93,288		139,693	109,696		157,671
Depreciation and amortization	113,626		80,674	116,916		91,585

Total expenses	668,445		916,844	730,673		890,918

Net income (loss)	$360,949		$(250,683)	$62,313		$(81,738)

Cash distribution	$27,437		$--	$--		$--

Interest payment recorded as
expense	$--		(8,592)	$--		$--

Partnership's share of Local
Partnership net income	353,708		--	61,068		--

Advance to Local Partnership	--		--	--		--

Share of income from partnerships	$345,116			$61,068

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended
	September 30,
	2011			2010
	Equity			Equity
	Method		Suspended	Method		Suspended

Number of Local Partnerships	3	(a)	3 (b)	2	(c)	4 (d)

Revenue:
Rental	$2,767,911		$1,846,510	$2,143,897		$2,476,810
Other	265,501		41,141	221,278		49,021

Total revenue	3,033,412		1,887,651	2,365,175		2,525,831

Expenses:
Operating	1,468,020		1,610,050	1,252,623		1,789,786
Interest	279,865		419,080	329,087		473,012
Depreciation and amortization	340,878		242,022	350,747		274,754

Total expenses	2,088,763		2,271,152	1,932,457		2,537,552

Net income (loss)	$944,649		$(383,501)	$432,718		$(11,721)

Cash distribution	$44,097		$--	$--		$--

Interest payouts recorded
as expense	$--		$(25,495)	$--		$--

Partnership’s share of Local
Partnership net income	859,504		--	424,036		--

Advance to Local Partnership	--		--	--		(100,000)

Share of income from partnerships	$834,009			$324,.036

____________________

(a)           Capital Commons; Chestnut; Westwood Village
(b)           Hillview Terrace; New Sharon Woods; Shallowford Oaks
(c)           Capital Commons; Chestnut
(d)           Hillview Terrace; New Sharon Woods; Shallowford Oaks; Westwood Village

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets.  As of September 30, 2011, the Partnership's share of cumulative losses to date for three of six Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $5,071,443.  As of September 30, 2010, the Partnership’s share of cumulative losses to date for four or six Local Partnerships exceeded the amount of the Partnership’s investments in those Local Partnerships by $4,983,274.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.           Advances to Local Partnerships

As of September 30, 2011 and December 31, 2010, the Partnership had advanced funds, including accrued interest, totaling $1,005,843 and $980,348, respectively, to ARA Associates-Shangri-La Ltd. (Shallowford Oaks).  On April 15, 2010, the Partnership advanced $100,000 to Shallowford Oaks for operating expenses.  For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.  As a result, the amount advanced has been reflected as a reduction of share of income from the Partnership in 2011 and 2010.

On December 19, 2002, the Local Partnership which owned the Baltic Plaza apartments sold the property. Cash proceeds received by the Partnership totaled $2,053,358.  As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser.  The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved.  The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser’s annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032.  As of September 30, 2011, no payments of principal or interest have been received on this purchase money note.  The Partnership’s 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at September 30, 2011 and December 31, 2010, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk.  The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and nine month periods ended September 30, 2011, the Partnership paid $33,214 and $115,611, respectively, and $43,505 and $130,647 for the three and nine month periods ended September 30, 2010, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three and nine month periods ended September 30, 2011, the Partnership paid $12,999 and $57,362, respectively, and $24,901 and $68,295 for the three and nine month periods ended September 30, 2010, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

4.           RELATED PARTY TRANSACTIONS - Continued

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended September 30, 2011 and 2010, and $71,406 for each of the nine month periods ended September 30, 2011 and 2010.

5.           CASH DISTRIBUTIONS

On July 26, 2010, the Partnership paid a cash distribution of $742,410 ($30 per unit) to the Limited Partners who were holders of record as of July 1, 2010.

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts at SunTrust Bank and three cash accounts at Eagle Bank.  As of September 30, 2011, the uninsured portion of the cash balances was $1,921,483.

7.           SUBSEQUENT EVENT

On November 1, 2011, the mortgage holder for Shallowford Oaks, LSREF2 Chalk 2, LLC, foreclosed on the property and became the new owner of the property pursuant to a nonjudicial foreclosure sale under the power of sale clause contained in its loan documents.  As this event did not occur until after September 30, 2011, the date of these financial statements, the Partnership has reported its investment in Shallowford Oaks in operations.

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

Critical Accounting Policies and Estimates

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership’s annual report on Form 10-K at December 31, 2010.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.  The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $2,247,937 as of September 30, 2011, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of November 17, 2011, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the nine month period ended September 30, 2011, existing cash resources were adequate to support net cash used in operating activities.  Cash and cash equivalents decreased $304,601 during the nine month period ended September 30, 2011, primarily due to operating costs.

Results of Operations

The Partnership recognized an increase in the net income of $304,259 for the three month period ended September 30, 2011 as compared to 2010, primarily due to an increase in the share of income from Local Partnerships and, an increase in interest income.

The Partnership recognized an increase in the net income of $605,209 for the nine month period ended September 30, 2011 as compared 2010, primarily due to an increase in the share of income from Local Partnerships, an increase in interest income and reductions in general and administrative and professional fee expenses.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations - Continued

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from Local Partnerships for the three and nine month periods ended September 30, 2011, did not include losses of $238,562 and $428,424, compared to excluded losses of $106,676 and $139,907 for the three and nine month periods ended September 30, 2010, respectively.

No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2011.

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

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2011, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2011.

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

On June 21, 2011, the Partnership issued a press release regarding an unsolicited tender offer commenced by Peachtree Partners for up to 4.9 percent of the Units in the Partnership.

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

CAPITAL REALTY INVESTORS, LTD
(Registrant)

by: C.R.I., Inc.
Managing General Partner

December 8, 2011	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer