Form 10-K
period 2011-12-31
CAPITAL REALTY INVESTORS LTD
filed 2012-06-27
CIK 354521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

DOCUMENTS INCORPORATED BY REFERENCE

CAPITAL REALTY INVESTORS, LTD.

2011 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Page Number
PART I

Item 1.	Business	I-1
Item 2.	Properties	I-3
Item 3.	Legal Proceedings	I-3
Item 4.	Submission of Matters to a Vote of Security Holders	I-3

PART II

Item 5.	Market for the Registrant’s Partnership Interests
	and Related Partnership Matters	II-1
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results or Operations	II-2
Item 8.	Financial Statements	II-5
Item 9.	Changes In and Disagreements With Accountants
	on Accounting and Financial Disclosure	II-6
Item 9A.	Controls and Procedures	II-6
Item 9B.	Other Information	II-8

PART III

Item 10.	Directors and Executive Officers of the Registrant	III-1
Item 11.	Executive Compensation	III-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management	III-2
Item 13.	Certain Relationships and Related Transactions	III-3
Item 14.	Principal Accountant Fees and Services	III-3

PART IV

Item 15.	Exhibits and Financial Statements	IV-1

PART I

ITEM 1.                      BUSINESS

Capital Realty Investors, Ltd. (the “Partnership”) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981.  On December 31, 1981, the Partnership commenced offering 30,000 units of limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner & Smith, Incorporated.  The Partnership closed the offering on December 31, 1982, at which time 24,837 units of limited partner interest had become subscribed.  As of December 31, 2011, 90 units of limited partner interest had been abandoned.

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

The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (“Local Partnerships”).  The Partnership originally made investments in eighteen Local Partnerships.  As of December 31, 2011, the Partnership retained investments in six Local Partnerships.  The original objectives of these investments, not necessarily in order of importance, were to:

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

As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in eighteen (six remaining as of December 31, 2011) Local Partnerships.  As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment.  In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnerships.  The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

PART I

ITEM 1.                      BUSINESS - Continued

A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2011, follows.

SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT (1)

Name and Location Of Apartment Complex	Mortgage Payable at 12/31/11 (2)	Financed and/or Insured and/or Subsidized Under	Number of Rental Units	Units Authorized for Low Income Subsidies	Expiration of HAP Contract
Capitol Commons Lansing, MI	$ 881,480	Michigan State Housing Development Authority (MAHDA)	200	200	05/31/12 (4)
Chestnut Fresno, CA	420,123	California Housing Finance Agency	90	90	01/14/13
Hillview Terrace Traverse City, MI	1,595,173	Rural Economic Community Development	125	--	--
New Sharon Woods Apts. Deptford, NJ	1,217,446	Federal Housing Administration(FHA)	51	51	09/01/26
Shallowford Oaks Chamblee, GA	--	FHA	204	--	--
Westwood Village New Haven, CT	120,854	Connecticut Housing Finance Authority	48	48	11/01/12
Totals (6 Properties)	$4,235,076		717	389

Name and Location of Apartment Complex	Units Occupied As Percentage of Total Units As of December 31,					Average Effective Annual Rental Per Unit for the Years Ended December 31,
	2011	2010	2009	2008	2007	2011	2010	2009	2008	2007
Capitol Commons Lansing, MI	98%	100%	99%	99%	100%	$10,397	$10,325	$10,376	$10,122	$10,114
Chestnut Fresno, CA	100%	98%	99%	99%	99%	9,294	9,019	8,806	8,591	8,347
Hillview Terrace Traverse City, MI	100%	99%	99%	99%	99%	5,253	5,172	5,160	5,062	4,846
New Sharon Woods Apts. Deptford, NJ	97%	98%	97%	98%	93%	12,485	12,513	11,960	11,784	10,835
Shallowford Oaks Chamblee, GA	53%	88%	85%	82%	88%	4,202	6,849	7,013	7,877	8,229
Westwood Village New Haven, CT	97%	97%	97%	96%	95%	16,021	15,464	14,891	13,793	12,853
Totals (6 Properties) (3)	91%	91%	95%	96%	96%	$ 9,609	$ 8,770	$ 8,725	$ 8,771	$ 9,204

(1)
All properties are multifamily housing complexes.  No single tenant rents 10% or more of the rentable square footage.  Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2)	The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2011.
(3)	The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.
(4)	Management of the Local Partnership has applied for a new 20 year HAP contract. As of June 30, 2012, MHSDA is still in process of reviewing the application

PART I

ITEM 1.                      BUSINESS – Continued

On November, 1, 2011, the mortgage holder for Shallowford Oaks, LSREF2 Chalk 2, LLC, foreclosed on the property and became the new owner of the property pursuant to a non-judicial foreclosure sale under the power of sale clause contained in its law documents.  As a result of the foreclosure all of the assets and liabilities of the Local Partnership were written off as of December 31, 2011. The resulting loss of the foreclosure was $31,263 and is recorded on the Statements of Operations as Loss from foreclosure on Local Partnership.

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

(b)	As of April 1, 2012, there were approximately 1,196 registered holders of Units in the Partnership.

(c)	On July 26, 2010, the Partnership paid a cash distribution of $742,410 ($30 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-K at December 31, 2011.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for four Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.  The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  If an asset was determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

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
CONDITION AND RESULTS OF OPERATIONS - Continued

Recent Accounting Pronouncements

In May 2009, the FASB issued guidance addressing the accounting for and disclosure requirements of events or transactions that occur after the balance sheet date, but before the financial statements are issued. The Partnership adopted the guidance as of June 30, 2009 as it was effective for interim and annual periods ending after June 15, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the consolidated financial statements. In February 2010, however, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on January 1, 2010 did not have a material effect on the Partnership’s financial statements.

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
CONDITION AND RESULTS OF OPERATIONS - Continued

Financial Condition/Liquidity

As of December 31, 2011, the Partnership had approximately 1,276 investors who held a total of 24,747 units of limited partner interest which were originally sold for the aggregate amount of $24,747,000. The Partnership originally made investments in eighteen Local Partnerships, of which six remain at December 31, 2011.  The Partnership’s liquidity, with unrestricted cash resources of $2,194,867 as of December 31, 2011, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of June __, 2012, there were no material commitments for capital expenditures.

During 2011 and 2010, the Partnership received cash distributions of $51,316 and $59,372, respectively, from the Local Partnerships.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the year ended December 31, 2011, existing cash resources and the receipt of distributions from Local Partnerships were adequate to support net cash used in operating activities.  Cash and cash equivalents decreased $357,671 during 2011, primarily due to operating activities.

On July 26, 2010, the Partnership paid a cash distribution of $742,410 ($30 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

Results of Operations

2011 versus 2010

The Partnership recognized a net income of $852,463 for the year ended December 31, 2011, compared to a net income of $296,978 for the year ended 2010, primarily due to increases in share of income from partnerships and a decrease in general and administrative expenses.  Share of income from partnerships increased primarily due to higher share of income from one Local Partnership as well as due to lower advances which were reduced to zero by the Partnership as a result of losses at the Local Partnership level (see note 2.b. in notes to financial statements for additional information).

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership’s share of income from partnerships for the years ended December 31, 2011 and 2010, did not include losses of $115,426 and $64,462, respectively.  Distributions of $7,219 were received from one Local Partnership during both 2011 and 2010, for which the Partnership’s carrying value is zero (equity method suspended), were recorded as increases in the Partnership’s share of income from partnerships in the year received.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

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

The combined rental revenues of the Partnership’s remaining properties for the three years ended December 31, 2011 and 2010 follow.  Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in prior years.

	For the years ended December 31,
	2011		2010
Combined Rental Revenue	$5,835,632		$6,288,311
Annual Percentage Increase (decrease)		(7.2%)		0.5%

ITEM 8.         FINANCIAL STATEMENTS

The information required by this item is contained in Part IV.

PART II

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
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

During the interim period ended September 30, 2010, and through December 22, 2010, neither the Partnership nor anyone on its behalf has consulted with Reznick regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the interim period ended September 30, 2010 and through December 22, 2010, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreements in its reports on the financial statements for such years. During the interim period ended September 30, 2010 and through December 22, 2010, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.  Grant Thornton has furnished a letter addressed to the Securities and Exchange Commission that was included as an exhibit to the Partnership’s Form 8-K, initially filed with the Securities and Exchange Commission on December 28, 2010, stating its agreement with the statements concerning Grant Thornton made in this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the periods covered by this report, representatives of the General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES - Continued

The General Partner must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership’s periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership’s inability to file its periodic reports in a timely manner.

Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer believe that the material information required to be disclosed in the Partnership’s periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership’s periodic reports.

Management’s Annual Report on Internal Control over Financial Reporting

The General Partner is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. The internal control process, as it is applicable to the Partnership, was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership’s receipts and expenditures are being made only in accordance with authorization of the management of the Partnership; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements

 All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Representatives of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, the General Partner has concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of December 31, 2011.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES - Continued

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  For the reasons discussed above in this
Item 9A, sub-section (a) under the caption “Disclosure Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information.  Accordingly, the management of the Partnership believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On November, 1, 2011, the mortgage holder for Shallowford Oaks, LSREF2 Chalk 2, LLC, foreclosed on the property and became the new owner of the property pursuant to a non-judicial foreclosure sale under the power of sale clause contained in its law documents.  As a result of the foreclosure all of the assets and liabilities of the Local Partnership were written off as of December 31, 2011. The resulting loss of the foreclosure was $31,263 and is recorded on the Statements of Operations as Loss from foreclosure on Local Partnership.

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

William B. Dockser, 75, has been the Chairman of the Board and a Director of CRI since 1974.  Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties.  Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs.  Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts.  He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 65, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989.  Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI.  He is principally responsible for the financial management of CRI and its associated partnerships.  Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co.  He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

The following table sets forth certain information concerning any person (including any “group”) who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at June 27, 2012.

		% of Total
Name and Address	Amount and Nature	Units Issued
Of Beneficial Owner	of Beneficial Ownership	and Outstanding

Equity Resource	6,682.25 Units	26.9%
Investments, LLC
& Affiliates
44 Brattle Street
Cambridge, MA 02138

(b)	Security ownership of management.

The following table sets forth certain information concerning all Units beneficially owned, as of June 27, 2012, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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

For the years ended December 31, 2011 and December 31, 2010, the Partnership incurred professional fees for the services of the Partnership’s independent registered public accounting firm Grant Thornton as follows:

	2011	2010

Audit fees (1)	$64,250	$31,945
Tax fees (2)	13,000	16,800

Total billed	$77,250	$48,745

(1)
Principally fees for the audit of the Partnership’s annual financial statements, the independent registered public accounting firm’s review of the Partnership’s quarterly financial statements, and services provided in connection with the Partnership’s regulatory filings.

(2)	Fees for preparation of Partnership federal and state tax returns.

III-3

PART III

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES - Continued

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

Grant Thornton was dismissed as the Partnership’s independent registered public accounting firm after the filing of the Partnership’s 10-Q for the third quarter of fiscal year 2010. Reznick was engaged as the Partnership’s new independent registered public accounting firm and performed the fiscal 2010 yearend audit. Reznick provided partnership tax return preparation services for the years ended December 31, 2011 and 2010.

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

Exhibit No. 31.1 -	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2 -	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32 -	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 99	Additional Exhibits

PART IV

ITEM 15.               EXHIBITS - Continued

a.	Prospectus of the Partnership, dated December 31, 1981. (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated December 4, 1981.)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL REALTY INVESTORS-III
LIMITED PARTNERSHIP
(Registrant)

June 27, 2012	by:	/s/ William B. Dockser
DATE		William B. Dockser,
Director, Chairman of the Board
and Treasurer
Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 27, 2012	by:	/s/ H. William Willoughby
DATE		H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer

CAPITAL REALTY INVESTORS, LTD.

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements of Capital Realty Investors, Ltd.

Report of Independent Registered Public Accounting Firm	IV-5
Balance Sheets as of December 31, 2011 and 2010	IV-6
Statements of Operations for the Years Ended
December 31, 2011 and 2010	IV-7
Statements of Changes in Partners’ (Deficit) Capital for the Years Ended
December 31, 2011 and 2010	IV-8
Statements of Cash Flows for the Years Ended
December 31, 2011 and 2010	IV-9
Notes to Financial Statements	IV-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Capital Realty Investors, Ltd.

We have audited the accompanying balance sheets of Capital Realty Investors, Ltd. (the Partnership) as of December 31, 2011 and 2010 and the related statements of operations, changes in partners’ (deficit) capital, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP, P.C.

Bethesda, Maryland
June 27, 2012

CAPITAL REALTY INVESTORS, LTD.

BALANCE SHEETS

ASSETS

	December 31,
	2011	2010

Investments in and advances to partnerships	$5,297,827	$4,021,281
Cash and cash equivalents	2,194,867	2,552,538
Acquisitions fees, principally paid to related parties,
net of accumulated amortization of $108,671 and $184,526, respectively
Property purchase costs,
net of accumulated amortization of $39,489 and $47,819, respectively	14,028	19,026
Other assets	-	2,911

Total assets	$7,547,455	$6,670,385

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Accounts payable and accrued expenses	$66,072	$41,465

Total liabilities	66,072	41,465

Commitments and contingencies

Partners' capital:

Capital paid in :
General Partners	14,000	14,000
Limited Partners	24,837,000	24,837,000

	24,851,000	24,851,000
Less:
Accumulated distributions to partners	(16,251,682)	(16,251,682)
Offering costs	(2,689,521)	(2,689,521)
Accumulated gain	1,571,586	719,123

Total partners' (deficit) capital	7,481,383	6,628,920

Total liabilities and partners' (deficit) capital	$7,547,455	$6,670,385

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2011	2010

Share of income from partnerships	$1,299,472	$784,932

Other revenue and expenses:

Revenue:
Interest and other	52,882	53,511

Expenses:
General and administrative	235,531	276,481
Professional fees	130,258	161,632
Management fees	95,208	95,208
Amortization of deferred costs	7,631	8,144
Loss on foreclosure of Local Partnership	31,263	-

	499,891	541,465

Total other revenue and expenses	(447,009)	(487,954)

Net income	$852,463	$296,978

Net income allocated to
General Partners (3%)	$25,574	$8,909

Net income allocated to
Limited Partners (97%)	$826,889	$288,069

Net income per unit of Limited Partner
Interest, based on 24,747 units outstanding	$33.41	$11.64

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF CHANGES IN PARTNERS' (DEFICT) CAPITAL

	General	Limited
	Partners	Partners	Total

Partners' (deficit) capital, January 1, 2010	$(46,241)	$7,120,593	$7,074,352

Net income	8,909	288,069	296,978

Distribution of $30 per Unit of
Limited Partner Interest	-	(742,410)	(742,410)

Partners' (deficit) capital, December 31, 2010	(37,332)	6,666,252	6,628,920

Net income	25,574	826,889	852,463

Partners' (deficit) capital, December 31, 2011	$ (11,758)	$7,493,141	$7,481,383

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2011	2010

Cash flows from operating activities:
Net income	$852,463	$296,978

Adjustments to reconcile net loss income to net cash
used in operating activities:
Share of income from partnerships	(1,299,472)	(784,932)
Amortization of deferred costs	7,631	8,144
Loss on foreclosure of Local Partnership	31,263	-

Changes in assets and liabilities:
Increase in accrued interest receivable on advances
to local partnership	(28,390)	(51,315)
Decrease (increase) in other assets	2,911	(2,911)
Increase (decrease) in accounts payable and accrued
expenses	24,607	19,579

Net cash used in operating activities	(408,987)	(514,457)

Cash flows from investing activities:
Receipt of distributions from partnerships	51,316	59,372
Advances made to local partnership	-	(100,000)

Net cash provided by (used in ) investing activities	51,316	(40,628)

Cash flows from financing activities:
Distributions to Limited Partners	-	(742,410)

Net cash used in financing activities	-	(742,410)

Net decrease in cash and cash equivalents	(357,671)	(1,297,495)

Cash and cash equivalents, beginning of year	2,552,538	3,850,033

Cash and cash equivalents, end of year	$2,194,867	$2,552,538

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

The Partnership sold 24,837 units at $1,000 per unit of limited partner interest through a public offering.  The offering period was terminated on December 31, 1982.  As of December 31, 2011, 90 units of limited partner interest had been abandoned.

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

d.           Investments in and advances to partnerships

The Partnership’s investment in Local Partnerships is considered to be variable interest entities (VIEs) because the owners of the equity at risk in these entities do not have the power to direct their operations. However, the Partnership is not considered the primary beneficiary of the Local Partnerships since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  Therefore, and because the Partnership is a limited partner in the Local Partnerships, the Partnership accounts for the investment in its Local Partnerships using the equity method of accounting.  Under the equity method, the initial investment is recorded at cost, increased or decreased by the Partnership’s share of income or losses, and decreased by distributions received and syndication costs.  The investment balance cannot be reduced below zero.  After the investment account is reduced to zero, receivables due from the Local Partnership are decreased by the Partnership’s share of losses.  Distributions received after the investment account is reduced to zero are recorded as income.

As of December 31, 2011 and 2010, the Partnership's share of cumulative losses for four of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $3,356,064 and $4,760,850, respectively.  Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.  The Partnership’s carrying value is zero and the equity method has been suspended for the following three Local Partnerships as of December 31, 2011: Hillview Terrace, New Sharon Woods and Shallowford Oaks. The Partnership’s carrying value is zero and the equity method has been suspended for the following four Local Partnerships as of December 31, 2010: Hillview Terrace, New Sharon Woods, Shallowford Oaks, and Westwood Village. Distributions of $7,219 received from one Local Partnership during both 2011 and 2010, for which the Partnership’s carrying value is zero (equity method suspended) were recorded as increases in the Partnership’s share of income from partnerships in the year received.

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

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

f.           Deferred Costs

Acquisition Fees and Property Purchase Costs incurred for services rendered to acquire the Local Partnerships are amortized over 40 years using the straight-line method, beginning upon commencement of operations of the Local Partnerships.  The Partnership regularly assesses deferred costs for the existence of impairment in conjunction with the assessment of its investment in Local Partnerships. Amortization expense for the years ended December 31, 2011 and 2010 was $7,631 and $8,144, respectively.  Estimated amortization expense for each of the ensuing years through December 31, 2016 is $5,401.  One Local Partnership was foreclosed on during 2011.  Therefore, deferred costs of $123,079 and associated accumulated amortization of $91,816 were written off.  This amount is included in Loss of foreclosure of Local Partnership on the Statements of operations.

g.           Cash and cash equivalents

Cash and cash equivalents consist of money market funds, time and demand deposits, and repurchase agreements with original maturities of three months or less.  Interest income is recognized as earned.

h.           Income taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

i.           Use of estimates

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

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

j.           Fair Value of Financial Instruments

The Financing Accounting Standards Board Accounting Standards Codification establishes a hierarchy for inputs used in measuring fair value as follows:

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

k.           Impairment analysis

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

l.           Allocation of net income (loss)

Net income (loss) is allocated based on respective partnership interest or units outstanding.  The Partnership has no dilutive interests.

m.           Subsequent events

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

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

n.           Recent accounting pronouncements

In May 2009, the FASB issued guidance addressing the accounting for and disclosure requirements of events or transactions that occur after the balance sheet date, but before the financial statements are issued. The Partnership adopted the guidance as of June 30, 2009 as it was effective for interim and annual periods ending after June 15, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the consolidated financial statements. In February 2010, however, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current

SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on January 1, 2010 did not have a material effect on the Partnership’s financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.           Interests in profits, losses and cash distributions made by Local Partnerships

The Partnership has a 94.99% to 98.98% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the “Agencies”) of each Local Partnership.  An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership.  As stipulated by the Local Partnerships’ partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any.  During 2011 and 2010, the Partnership received cash distributions from rental operations of the Local Partnerships of $51,316 and $59,372, respectively.  As of December 31, 2011 and 2010, two and three of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $1,238,617 and $1,043,598, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

b.           Advance to Local Partnership

As of both December 31, 2011 and 2010, the Partnership had advanced funds, including accrued interest, totaling $1,008,738 and $980,348, respectively, to ARA Associates - Shangri-La Ltd. (Shallowford Oaks).    On April 15, 2010, the Partnership advanced $100,000 to Shallowford Oaks for operating expenses. The Partnership accrued $28,390 and $51,315 to interest receivables on the advances to Shallowford Oaks as of December 31, 2011 and 2010, respectively.  For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.  As a result, the amount advanced and accrued interest has been reflected as a reduction of share of income from partnerships.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

As of January 2011, the Shallowford Oaks property was unable to meet its debt service requirements and was therefore in default with regards to the mortgage encumbering the property. In February 2011, the mortgage lender for the mortgage encumbering the Shallowford Oaks property sent notice accelerating the debt.   On November, 1, 2011, the mortgage holder for Shallowford Oaks, LSREF2 Chalk 2, LLC, foreclosed on the property and became the new owner of the property pursuant to a non-judicial foreclosure sale under the power of sale clause contained in its law documents.  As a result of the foreclosure all of the assets and liabilities of the Local Partnership were written off as of December 31, 2011. The resulting loss of the foreclosure was $31,263 and is recorded on the Statements of Operations as Loss from foreclosure on Local Partnership.  The loss is a result of writing off the deferred costs associated with the investment in the Local Partnership.

c.           Property matters

Baltic Plaza

On December 19, 2002, the Local Partnership which owned the Baltic Plaza apartments sold the property. Cash proceeds received by the Partnership totaled $2,053,358.  As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser.  The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved.  The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser’s annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032.  As of December 31, 2011, no payments of principal or interest have been received on this purchase money note.  The Partnership’s 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at December 31, 2011 and December 31, 2010, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk.  The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

d.           Summarized financial information

Combined balance sheets and combined statements of operations for the six Local Partnerships in which the Partnership is invested as of December 31, 2011, follow.  The information is presented separately for two Local Partnerships which have investment basis (equity method), and for four Local Partnerships for which the Partnership’s carrying value is zero (equity method suspended).

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED BALANCE SHEETS
December 31, 2011

	Equity
	Method		Suspended		Total

Number of Local Partnerships	3	(a)	3	(b)

Rental property, at cost, net of accumulated
depreciation of $11,437,387 and $9,695,715,
Respectively	$1,454,914		$960,379		$2,415,293
Land	715,103		303,428		1,018,531
Other assets	4,531,684		1,941,575		6,473,259

Total assets	$6,701,701		$3,205,382		$9,907,083

Mortgage notes payable	$1,422,457		$2,812,619		$4,235,076
Other liabilities	480,041		5,327,515		5,807,556
Due to general partners	294,158		36,999		331,157

Total liabilities	2,196,656		8,177,133		10,373,789

Partners' capital (deficit)	4,505,045		(4,971,751)		(466,706)

Total liabilities and partners'
capital (deficit)	$6,701,701		$3,205,382		$9,907,083

(a)         Capital Commons; Chestnut; Westwood Village
(b)         Hillview Terrace; New Sharon Woods; Shallowford Oaks

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2011

	Equity
	Method		Suspended	Total

Number of Local Partnerships	3	(a)	3 (b)

Revenue:
Rental	$3,684,975		$2,150,657	$5,835,632
Other	361,263		2,918,184	3,279,447

Total revenue	4,046,238		5,068,841	9,115,079

Expenses:
Operating	2,022,557		1,838,509	3,861,066
Interest	230,273		482,462	712,735
Depreciation and amortization	378,171		265,349	643,520

Total expenses	2,631,001		2,586,320	5,217,321

Net income	$1,415,237		$2,482,521	$3,897,758

Cash distributions	$44,097		$7,219	$51,316

Cash distributions recorded as reduction
of investments in partnerships	$44,097		$--	$44,097

Cash distributions recorded as income	$--		$7,219	$7,219

Partnership’s share of Local Partnership
net income	$1,320,643		$--	$1,320,643

Advance to Local Partnership,
including accrued interest	--		(28,390)	(28,390)

Share of income (loss) from partnerships	$1,320,643		$(21,171)	$1,299,472

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

A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income follows.

	For the years ended
	December 31,
	2011	2010

Financial statement net income	$3,897,758	$1,165,776

Differences between financial statement
and tax depreciation, amortization,
and miscellaneous differences	(2,790,616)	279,300

Taxable income	$1,107,142	$1,445,076

g.           Investment reconciliation

The following is a reconciliation of investments in partnerships at December 31, 2011 and 2010:

Investments in partnerships at January 1, 2010:	$3,144,406

Share of income from partnerships	784,932
Distribution from partnerships	(59,372)
Advance to Local Partnership ( including accrued	-
interest of $51,315)	151,315

Investments in partnerships at December 31, 2010:	4,021,281

Share of income from partnerships	1,299,472
Distribution from partnerships	(51,316)
Accrued interest on advance to Local Partnership	28,390

Investments in partnerships at December 31, 2011:	$5,297,827

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

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

3.           RELATED PARTY TRANSACTIONS - Continued

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the years ended December 31, 2011 and 2010, the Partnership paid $166,466 and $167,844 respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the years ended December 31, 2011 and 2010, the Partnership paid $69,420 and $83,391, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

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

For each of the years ended December 31, 2011 and 2010, the Partnership paid the Managing General Partner a Management Fee of $95,208.

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

(ii)	to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
(iii)	to the limited partners in the amount of their capital contributions without deduction for prior cash distributions other than prior distributions of proceeds from any sale or refinancing.

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

As defined in the Partnership Agreement, after the payment of the distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2011 and 2010.  The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

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

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS

5.         RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT
    NET INCOME (LOSS) TO TAXABLE INCOME - Continued

A reconciliation of the Partnership's financial statement net income (loss) to taxable income follows.

	For the years ended
	December 31,
	2011	2010

Financial statement net income (loss)	$852,463	$296,978

Adjustments:
Differences between financial statement
net income and taxable income related
to the Partnership's equity in the Local
Partnerships' income or losses and accrued
expenses	(149,380)	608,830

Difference between financial statement
gain (loss) and tax gain (loss) from
foreclosure of a Local Partnership	2,956,645	--

Costs amortized over a shorter period for
income tax purposes	(10,106)	1,280

Taxable income	$3,649,622	$907,088

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains four cash accounts with two banks.  As of December 31, 2011, the uninsured portion of the cash balances was $0.