Form 10-Q
period 2012-03-31
CAPITAL REALTY INVESTORS LTD
filed 2012-08-29
CIK 354521

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012
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
Yes ☐                                No ☒

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
Yes ☐                                No ☒

CAPITAL REALTY INVESTORS, LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
	Condensed Balance Sheets
	- March 31, 2012 and December 31, 2011	1
	Condensed Statements of Operations and Accumulated Losses
	- for the three months ended March 31, 2012 and 2011	2
	Condensed Statements of Cash Flows
	- for the three months ended March 31, 2012 and 2011	3
	Notes to Condensed Financial Statements
	- March 31, 2012 and 2011	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 4.	Controls and Procedures	12

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signature		14

Part I.                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

CAPITAL REALTY INVESTORS, LTD.

CONDENSED BALANCE SHEETS

ASSETS

(Unaudited)

	March 31,	December 31,
	2012	2011

Investments in and advances to partnerships	$5,637,286	$5,297,827
Cash and cash equivalents	2,061,135	2,194,867
Acquisitions fees, principally paid to related parties,
net of accumulated amortization of $109,605 and $108,671,respectively	39,799	40,733
Property purchase costs,
net of accumulated amortization of $39,822 and $39,489, respectively	13,695	14,028

Total assets	$7,751,915	$7,547,455

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued expenses	$59,384	$66,072

Total liabilities	59,384	66,072

Commitments and contingencies

Partners' capital:

Capital paid in :
General Partners	14,000	14,000
Limited Partners	24,837,000	24,837,000

	24,851,000	24,851,000
Less:
Accumulated distributions to partners	(16,251,682)	(16,251,682)
Offering costs	(2,689,521)	(2,689,521)
Accumulated gain	1,782,734	1,571,586

Total partners' capital	7,692,531	7,481,383

Total liabilities and partners' capital	$7,751,915	$7,547,455

The accompanying notes are an integral part
of these financial statements.

Part I.                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

CAPITAL REALTY INVESTORS, LTD.

CONDENSED STATEMENTS OF OPERATIONS

AND ACCUMULATED LOSSES

(Unaudited)

	For the three months ended
	March 31,
	2012	2011

Share of income from partnerships	$339,459	$223,852

Other revenue and expenses:

Revenue:
Interest and other	3,583	14,986

Expenses:
General and administrative	65,325	57,729
Professional fees	41,500	78,290
Management fees	23,802	23,802
Amortization of deferred costs	1,267	2,035

	131,894	161,856

Total other revenue and expenses	(128,311)	(146,870)

Net income	$211,148	$76,982

Accumulated gain, beginning of period	$1,571,586	719,123

Accumulated gain, end of period	$1,782,734	$796,105

Net income allocated to
General Partners (3%)	$6,335	$2,309

Net income allocated to
Limited Partners (97%)	$204,813	$74,673

Net income per unit of Limited Partner
Interest, based on 24,747 units outstanding	$8.28	$3.02

The accompanying notes are an integral part
of these financial statements.

Part I.                      FINANCIAL INFORMATION
Item 1.                      Financial Statements

CAPITAL REALTY INVESTORS, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income	$211,148	$76,982

Adjustments to reconcile net loss income to net cash
used in operating activities:
Share of income from partnerships	(339,469)	(223,852)
Amortization of deferred costs	1,267	2,035

Changes in assets and liabilities:
Increase in accrued interest receivable on advances
to local partnership		(8,405)
Decrease in other assets	-	794
Increase (decrease) in accounts payable and accrued
expenses	(6,688)	31,433

Net cash used in operating activities	(133,732)	(121,013)

Net decrease in cash and cash equivalents	(133,732)	(121,013)

Cash and cash equivalents, beginning of year	2,194,867	2,552,538

Cash and cash equivalents, end of year	$2,061,135	$2,431,525

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors, Ltd. (the “Partnership”) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in eighteen Local Partnerships.  As of March 31, 2012, the Partnership retained investments in six Local Partnerships.

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

2.           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2011.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other bodies that may have an impact on the Partnership’s financial reporting or accounting. The Partnership does not believe that any such recently issued pronouncement has had or will have a material effect on the Partnership’s financial statements.

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of March 31, 2012, and the results of its operations and its cash flows for the three month periods ended March 31, 2012 and 2011.  The results of operations for the interim period ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At March 31, 2012 and 2011, the Partnership had limited partnership equity interests in six Local Partnerships, each of which owned an apartment complex.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS – Continued

A schedule of the apartment complexes owned by the Local Partnerships in which the Partnership is invested is provided below:

PROPERTY	CITY	STATE	UNITS
Capitol Commons	Lansing	MI	200
Chestnut	Fresno	CA	90
Hillview Terrace	Traverse City	MI	125
New Sharon Woods	Deptford	NJ	50
Westwood Village	New Haven	CT	48
Shallowford Oaks (a)	Chamblee	GA	204

(a)	Shallowford Oaks was foreclosed on during 2011. At March 31, 2012, the Partnership still has a limited partner interest in the Local Partnership.

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At March 31, 2012 and 2011, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

The Combined Statements of Operations for the six Local Partnerships in which the Partnership was invested as of March 31, 2012 and March 31, 2011 follow.  The combined statements are compiled based on estimates from the audited financial statements of the Local Partnerships at December 31, 2011 and 2010 and these estimates are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2012		2011
	Equity		Equity
	Method	Suspended	Method	Suspended
Number of Local Partnerships	3 (a)	3 (b)	2 (c)	4 (d)

Revenue:
Rental	$921,244	$323,352	$719,161	$852,917
Other	90,316	6,163	76,478	17,492

Total revenue	1,011,560	329,515	795,639	870,409

Expenses:
Operating	505,639	243,031	363,763	583,560
Interest	57,568	40,883	82,550	150,432
Depreciation and amortization	101,943	32,441	112,310	81,990

Total expenses	665,150	316,355	558,623	815,982

Net income	$346,410	$13,160	$237,016	$54,427

Cash distribution	$--	$--	$--	$--

Interest payment recorded as
Expense	--	--	--	(8,405

Partnership’s share of Local
Partnership net income	$339,459	$--	$232,257	$--

Share of income from partnerships	$339,459		$223,852

____________________

(a)	Capital Commons; Chestnut; Westwood Village
(b)	Hillview Terrace; New Sharon Woods; Shallowford Oaks
(c)	Capital Commons; Chestnut
(d)	Hillview Terrace; New Sharon Woods; Shallowford Oaks; Westwood Village

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets.  As of March 31, 2012 and 2011, the Partnership's share of cumulative losses to date for three of six and four of six Local Partnerships, exceeded the amount of the Partnership's investments in those Local Partnerships by $3,343,037 and $4,708,209, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.           Advances to Local Partnerships

As of March 31, 2012 and December 31, 2011, the Partnership had advanced funds, including accrued interest, totaling $0 and $1,008,738, respectively, to ARA Associates-Shangri-La Ltd. (Shallowford Oaks).  On April 15, 2010, the Partnership advanced $100,000 to Shallowford Oaks for operating expenses.  For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.  As a result, the amount advanced has been reflected as a reduction of share of income from the Partnership in 2011.

On December 19, 2002, the Local Partnership which owned the Baltic Plaza apartments sold the property. Cash proceeds received by the Partnership totaled $2,053,358.  As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser.  The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved.  The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser’s annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032.  As of March 31, 2012, no payments of principal or interest have been received on this purchase money note.  The Partnership’s 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at March 31, 2012 and December 31, 2011, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk.  The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

c.           Investment Reconciliation

The following is a reconciliation of investments in partnerships at December 31, 2011 and March 31, 2012.

Investments in partnerships at December 31, 2011:	$5,297,827

Share of income from partnerships	339,459

Investments in partnerships at March 31, 2012:	$5,637,286

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three month periods ended March 31, 2012 and 2011, the Partnership paid $21,145 and $48,280, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three month periods ended March 31, 2012 and 2011, the Partnership paid $32,417 and $18,502, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended March 31, 2012 and 2011.

5.           CASH DISTRIBUTIONS

For the three-month period ended March 31, 2012, the Partnership had not received cash flow distributions from the Local Partnerships.

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts at SunTrust Bank and three cash accounts at Eagle Bank.  As of March 31, 2012, the uninsured portion of the cash balances was $1,730,266.

7.           SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of March 31, 2012 and 2011 or net income (loss) for the three-month periods ended. The following financial information represents the performance of this Local Partnership for the three-month periods ended March 31, 2012 and 2011. The financial information is based on estimates from the audited financial statements of the Local Partnerships at December 31, 2011 and 2010 and these estimates are unaudited.

Capitol Commons	2012	2011
Total Assets	$4,711,943	$4,669,625
Total Liabilities	$793,467	$1,679,876
Revenue	$602,966	$589,439
Net Income	$237,611	$194,824

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

8.           SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes.  The following events required disclosure in the financial statements:

On May 8, 2012, the Partnership entered into an assignment and assumption agreement to assign all of its rights, title, and interests in Hillview Terrace in exchange for $299,990. The Partnership’s investment basis in this Local Partnership at March 31, 2012 and December 31, 2011 was $0. The Partnership expects to receive $248,716 as a result of this assumption.

On May 15, 2012, the Partnership entered into an option agreement to sell Capitol Commons Senior Apartments for $9,500,000. The Partnership’s investment basis in this Local Partnership at March 31, 2012 and December 31, 2011 was $4,419,186 and $4,186,351, respectively. The Partnership expects to receive $6,257,353 as a result of the sale.

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

Critical Accounting Policies and Estimates

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership’s annual report on Form 10-K at December 31, 2011.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for two Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships. The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

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

The Partnership does not consolidate the Partnership's interests in these VIE’s under this guidance, as it is not considered to be the primary beneficiary.  Accounting guidance requires continued reconsideration as to the consideration of the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

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
and Results of Operations - Continued

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $2,061,135 as of March 31, 2012, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of August 29, 2012, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the three month period ended March 31, 2012, existing cash resources were adequate to support net cash used in operating activities.  Cash and cash equivalents decreased $133,732 during the three month period ended March 31, 2012, primarily due to operating costs.

Results of Operations

The Partnership recognized an increase in the net income of $134,166 for the three month period ended March 31, 2012 as compared to the three month period ended March 31, 2011, primarily due to an increase in the share of income from Local Partnerships and a reduction in professional fees.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from Local Partnerships for the three month period ended March 31, 2012, did not include losses of $4,775, compared to excluded losses of $16,115 for the three month period ended March 31, 2011.

No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2012.

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

a)           Disclosure Controls and Procedures.

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were not effective as a result of insufficient accounting systems and processes in place to ensure timely reports.

The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary for the timely filing of the Partnership’s periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership’s inability to file its periodic reports in a timely manner.

Once the Partnership has received the necessary information from the Local Limited Partnerships, the Partnership’s principal executive officer and principal financial officer believe that the material information required to be disclosed in the Partnership’s periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary for the timely filing of the Partnership’s periodic reports.

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

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2012, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2012.

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

CAPITAL REALTY INVESTORS, LTD
(Registrant)

August 29, 2012	by:	/s/ H. William Willoughby
DATE		H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer