Form 10-Q
period 2012-06-30
CAPITAL REALTY INVESTORS LTD
filed 2012-08-29
CIK 354521

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012
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
Yes ☐                                No ☒

CAPITAL REALTY INVESTORS, LTD.

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
	Condensed Balance Sheets
	- June 30, 2012 and December 31, 2011	1
	Condensed Statements of Operations and Accumulated Gain
	- for the three and six months ended June 30, 2012 and 2011	2
	Condensed Statements of Cash Flows
	- for the six months ended June 30, 2012 and 2011	3
	Notes to Condensed Financial Statements
	- June 30, 2012 and 2011	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 4.	Controls and Procedures	14

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signature		16

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CAPITAL REALTY INVESTORS, LTD.

CONDENSED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2012	2011

Investments in and advances to partnerships	$5,980,321	$5,297,827
Cash and cash equivalents	1,949,568	2,194,867
Acquisitions fees, principally paid to related parties,
net of accumulated amortization of $110,539 and $108,671, respectively	38,865	40,733
Property purchase costs,
net of accumulated amortization of $40,155 and $39,489, respectively	13,362	14,028

Total assets	$7,982,116	$7,547,455

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued expenses	$84,891	$66,072

Total liabilities	84,891	66,072

Commitments and contingencies

Partners' (deficit) capital:

Capital paid in :
General Partners	14,000	14,000
Limited Partners	24,837,000	24,837,000

	24,851,000	24,851,000
Less:
Accumulated distributions to partners	(16,251,682)	(16,251,682)
Offering costs	(2,689,521)	(2,689,521)
Accumulated gain	1,987,428	1,571,586

Total partners' capital	7,897,225	7,481,383

Total liabilities and partners' capital	$7,982,116	$7,547,455

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CAPITAL REALTY INVESTORS, LTD.

CONDENSED STATEMENTS OF OPERATIONS

AND ACCUMULATED GAIN

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Share of income from partnerships	$343,035	$265,041	$682,494	$488,893

Other revenue and expenses:

Revenue:
Interest and other	2,710	14,611	6,293	29,597

Expenses:
General and administrative	73,382	78,676	138,707	136,405
Professional fees	42,600	14,593	84,100	92,883
Management fees	23,802	23,802	47,604	47,604
Amortization of deferred costs	1,267	2,036	2,534	4,071

	141,051	119,107	272,945	280,963

Total other revenue and expenses	(138,341)	(104,496)	(266,652)	(251,366)

Net income	$204,694	$160,545	$415,842	$237,527

Accumulated gain, beginning of period	$1,782,734	$796,105	$1,571,586	$719,123

Accumulated gain, end of period	$1,987,428	$956,650	$1,987,428	$956,650

Net income allocated to
General Partners (3%)	$6,141	$4,816	$12,475	$7,126

Net income allocated to
Limited Partners (97%)	$198,553	$155,729	$403,367	$230,401

Net income per unit of Limited Partner
interest, based on 24,747 units outstanding	$8.02	$6.29	$16.30	$9.31

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CAPITAL REALTY INVESTORS, LTD.

CONDENSED STATEMETNS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net income	$415,842	$237,527

Adjustments to reconcile net loss income to net cash
used in operating activities:
Share of income from partnerships	(682,494)	(488,893)
Amortization of deferred costs	2,534	4,071

Changes in assets and liabilities:
Increase in accrued interest receivable on advances
to local partnership		(16,903)
Decrease in other assets	-	1,588
Increase in accounts payable and accrued
expenses	18,819	28,868

Net cash used in operating activities	(245,299)	(233,742)

Net decrease in cash and cash equivalents	(245,299)	(233,742)

Cash and cash equivalents, beginning of the period	2,194,867	2,552,538

Cash and cash equivalents, end of the period	$1,949,568	$2,318,796

Significant non-cash activity:	-	16,660
Distribution receivable included in
investments in partnerships

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors, Ltd. (the “Partnership”) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in eighteen Local Partnerships.  As of June 30, 2012, the Partnership retained investments in six Local Partnerships.

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

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other bodies that may have an impact on the Partnership’s financials reporting or accounting. The Partnership does not believe that any such recently issued pronouncement has had or will have a material effect on the Partnership’s financial statements.

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of June 30, 2012, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2012 and 2011.  The results of operations for the interim period ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At June 30, 2012 and 2011, the Partnership had limited partnership equity interests in six Local Partnerships, each of which owned an apartment complex.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

A schedule of the apartment complexes owned by the Local Partnerships in which the Partnership is invested is provided below:

PROPERTY	CITY	STATE	UNITS
Capitol Commons	Lansing	MI	200
Chestnut	Fresno	CA	90
Hillview Terrace	Traverse City	MI	125
New Sharon Woods	Deptford	NJ	50
Westwood Village	New Haven	CT	48
Shallowford Oaks	Foreclosed in September 2011 – Local Partnership in process of wind up and termination.

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At June 30, 2012 and 2011, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

The Combined Statements of Operations for the six Local Partnerships in which the Partnership was invested as of June 30, 2012 and June 30, 2011follow.  The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30,
	2012				2011
	Equity				Equity
	Method		Suspended		Method		Suspended

Number of Local Partnerships	3	(a)	3	(b)	3	(c)	3 (d)

Revenue:
Rental	$932,244		$346,443		$927,577		$527,371
Other	90,169		13,097		94,453		10,059

Total revenue	1,022,413		359,540		1,022,030		537,430

Expenses:
Operating	512,845		251,356		517,516		455,223
Interest	57,568		40,883		93,288		139,693
Depreciation and amortization	101,943		32,441		113,626		80,674

Total expenses	672,356		324,680		724,430		675,590

Net income(loss)	$350,057		$34,860		$297,600		$(138,160)

Cash distribution	$--		$--		$16,660		$--

Interest payment recorded as
expense	$--		$--		$--		$(8,498)

Partnership’s share of Local
Partnership net income	343,035		--		273,539		--

Share of income from partnerships	$343,035				$265,041

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended
	June 30,
	2012				2011
	Equity				Equity
	Method		Suspended		Method		Suspended

Number of Local Partnerships	3	(a)	3	(b)	3	(a)	3 (b)

Revenue:
Rental	$1,853,488		$669,794		$1,832,309		$1,194,717
Other	180,485		19,260		171,709		26,773

Total revenue	2,033,973		689,054		2,004,018		1,221,490

Expenses:
Operating	1,018,484		494,386		1,006,489		913,573
Interest	115,136		81,766		186,577		279,387
Depreciation and amortization	203,886		64,882		227,252		161,348

Total expenses	1,337,506		641,034		1,420,318		1,354,308

Net income (loss)	$696,467		$48,020		$583,700		$(132,818)

Cash distribution	$--		$--		$16,660		$--

Interest payment recorded
as expense	$--		$--		$--		$(16,903)

Partnership’s share of Local
Partnership net income	682,494		--		505,796		--

Share of income from partnerships	$682,494				$488,893
____________________

(a)           Capital Commons; Chestnut; Westwood Village
(b)           Hillview Terrace; New Sharon Woods, Shallowford Oaks

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets.  As of June 30, 2012, the Partnership's share of cumulative losses to date for three of six Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $3,309,008 As of June 30, 2011, the Partnership’s share of cumulative losses to date for three of six Local Partnerships exceeded the amount of the Partnership’s investments in those Local Partnerships by $4,825,269.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.           Advances to Local Partnerships

As of June 30, 2012 and December 31, 2011, the Partnership had advanced funds, including accrued interest, totaling $0 and $1,008,738, respectively, to ARA Associates-Shangri-La Ltd. (Shallowford Oaks).  On April 15, 2010, the Partnership advanced $100,000 to Shallowford Oaks for operating expenses.  For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.  As a result, the amount advanced has been reflected as a reduction of share of income from the Partnership in 2011.

On December 19, 2002, the Local Partnership which owned the Baltic Plaza apartments sold the property. Cash proceeds received by the Partnership totaled $2,053,358.  As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser.  The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved.  The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser’s annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032.  As of June 30, 2012, no payments of principal or interest have been received on this purchase money note.  The Partnership’s 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at June 30, 2012 and December 31, 2011, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk.  The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

c.           Assets held for sale or transfer

Hillview Terrace

On May 8, 2012, the Partnership entered into an assignment and assumption agreement to assign all of its rights, title, and interests in Hillview Terrace in exchange for $299,990. The Partnership’s investment basis in this Local Partnership at June 30, 2012 and December 31, 2011 was $0. The Partnership expects to receive $248,716 as a result of the sale.

Capitol Commons

On May 15, 2012, the Local Partnership entered into an option agreement to sell Capitol Commons Senior Apartments for $9,500,000. The Partnership’s investment basis in this Local Partnership at June 30, 2012 and December 31, 2011 was $4,613,873 and $4,186,351, respectively. The Partnership expects to receive $6,257,353 as a result of the sale.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

New Sharon Woods

On June 29, 2012, the Partnership entered into a partnership interest purchase agreement to sell their partnership interests in New Sharon Woods for $1. The Partnership’s investment basis in this Local Partnership at June 30, 2012 and December 31, 2011 was $0.

d.           Investment Reconciliation

The following is a reconciliation of investments in partnerships at June 30, 2012.

Investments in partnerships at December 31, 2011:	$5,297,827

Share of income from partnerships	682,494

Investments in partnerships at June 30, 2012:	$5,980,321

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and six month periods ended June 30, 2012, the Partnership paid $26,672 and $47,818, respectively, and $34,117 and $82,397 for the three and six month periods ended June 30, 2011, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three and six month periods ended June 30, 2012, the Partnership paid $43,307 and $75,724, respectively, and $25,860 and $44,362 for the three and six month periods ended June 30, 2011, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended June 30, 2012 and 2011, and $47,604 for each of the six month periods ended June 30, 2012 and 2011.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

5.           CASH DISTRIBUTIONS

During the three month period ending June 30, 2012, no distributions to partners were made or authorized.

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts at SunTrust Bank and three cash accounts at Eagle Bank.  As of June 30, 2012, the uninsured portion of the cash balances was $1,532,976.

7.           SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of June 30, 2012 and 2011 or net income (loss) for the six-month periods ended. The following financial information represents the performance of this Local Partnership for the six-month periods ended June 30, 2012 and 2011. The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.

Capital Commons	2012	2011

Total Assets	$4,750,103	$4,740,439
Total Liabilities	$443,333	$1,404,268
Revenue	$1,208,165	$1,202,807
Net Income	$436,291	$393,598

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

On August 2, 2012, the Local Partnership entered into a purchase agreement to sell The Chestnut Apartments for $5,440,000. The Partnership’s investment basis in this Local Partnership at June 30, 2012 and December 31, 2011 was $1,063,812 and $956,356, respectively. The Partnership expects to receive $3,466,861 as a result of the sale.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

8.           SUBSEQUENT EVENTS - Continued

On August 2, 2012, the Local Partnership entered into a purchase and sale agreement to sell Westwood Village for $3,085,000. The Partnership’s investment basis in this Local Partnership at June 30, 2012 and December 31, 2011 was $302,637 and $155,120, respectively. The Partnership expects to receive $2,113,863 as a result of the sale.

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

Generally accepted accounting principles (GAAP) in the United States provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements and when it should disclose information about its relationship with a VIE.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

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
and Results of Operations - Continued

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $1,949,568 as of June 30, 2012, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of August 29, 2012, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the six month period ended June 30, 2012, existing cash resources were adequate to support net cash used in operating activities.  Cash and cash equivalents decreased $245,299 during the six month period ended June 30, 2012, primarily due to operating costs.

Results of Operations

The Partnership recognized an increase in the net income of $44,149 for the three month period ended June 30, 2012 as compared to 2011, primarily due to an increase in the share of income from Local Partnerships.

The Partnership recognized an increase in the net income of $178,315 for the six month period ended June 30, 2012 as compared 2011, primarily due to an increase in the share of income from Local Partnerships.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from Local Partnerships for the three and six month periods ended June 30, 2012, did not include losses of $0 compared to excluded losses of $173,746 and $189,862 for the three and six month periods ended June 30, 2011, respectively.

No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2012.

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

Item 5.      Other Information

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2012, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2012.

There is no established market for the purchase and sale of units of limited partner interest (Units) in the Partnership, although various informal secondary market services exist.  Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

On June 16, 2012, the Partnership issued a press release regarding an unsolicited tender offer commenced by Equity Resource Concord Fund LLC to purchase up to 295 Units in the Partnership.

Item 6.        Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Press Release dated June 16, 2012 Press Release dated June 21, 2012

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