Form 10-Q
period 2012-09-30
CAPITAL REALTY INVESTORS LTD
filed 2012-11-13
CIK 354521

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012
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

CAPITAL REALTY INVESTORS, LTD.

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
	Condensed Balance Sheets
	- September 30, 2012 and December 31, 2011	1
	Condensed Statements of Operations and Accumulated Gain
	- for the three and nine months ended September 30, 2012 and 2011	2
	Condensed Statements of Cash Flows
	- for the nine months ended September 30, 2012 and 2011	3
	Notes to Condensed Financial Statements
	- September 30, 2012 and 2011	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 4.	Controls and Procedures	14

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signature		16

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS, LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30,	December 31,
	2012	2011

Investments in and advances to partnerships	$6,303,930	$5,297,827
Cash and cash equivalents	2,003,865	2,194,867
Acquisitions fees, principally paid to related parties,
net of accumulated amortization of $99,176 and $108,671, respectively	33,716	40,733
Property purchase costs,
net of accumulated amortization of $30,410 and $39,489, respectively	9,779	14,028

Total assets	$8,351,290	$7,547,455

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued expenses	$72,876	$66,072

Total liabilities	72,876	66,072

Commitments and contingencies

Partners' capital:

Capital paid in :
General Partners	14,000	14,000
Limited Partners	24,837,000	24,837,000

	24,851,000	24,851,000
Less:
Accumulated distributions to partners	(16,251,682)	(16,251,682)
Offering costs	(2,689,521)	(2,689,521)
Accumulated gain	2,368,617	1,571,586

Total partners' capital	8,278,414	7,481,383

Total liabilities and partners' capital	$8,351,290	$7,547,455

The accompanying notes are an integral part
of these condensed financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS, LTD.

CONDENSED STATEMENTS OF OPERATIONS

AND ACCUMULATED GAIN

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Share of income from partnerships	$323,609	$345,116	$1,006,103	$834,009

Other revenue and expenses:

Revenue:
Gain on disposition of investment in
partnership, net of disposition fee	200,525	-	200,525	-
Interest and other	2,474	15,190	8,767	44,787

	202,999	15,190	209,292	44,787

Expenses:
General and administrative	68,806	53,392	207,514	189,796
Professional fees	51,543	22,750	135,643	115,633
Management fees	23,802	23,802	71,406	71,406
Amortization of deferred costs	1,267	2,035	3,801	6,107

	145,418	101,979	418,364	382,942

Total other revenue (expenses)	57,581	(86,789)	(209,072)	(338,155)

Net income	$381,190	$258,327	$797,031	$495,854

Accumulated gain, beginning of period	$1,987,428	$956,650	$1,571,586	$719,123

Accumulated gain, end of period	$2,368,618	$1,214,977	$2,368,617	$1,214,977

Net income allocated to
General Partners (3%)	$11,436	$7,750	$23,911	$14,876

Net income allocated to
Limited Partners (97%)	$369,754	$250,577	$773,120	$480,978

Net income per unit of Limited Partner
Interest, based on 24,747 units outstanding	$14.94	$10.13	$31.24	$19.44

The accompanying notes are an integral part
of these condensed financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS, LTD.

CONDENSED STATEMETNS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net income	$797,031	$495,854

Adjustments to reconcile net loss income to net cash
used in operating activities:
Share of income from partnerships	(1,006,103)	(834,009)
Amortization of deferred costs	3,801	6,107
Gain on disposition of investment in partnership	(200,525)	-

Changes in assets and liabilities:
Increase in accrued interest receivable on advances
to local partnership	-	(25,495)
Decrease in other assets	-	2,382
Increase in accounts payable and accrued expenses	6,804	6,463

Net cash used in operating activities	(398,992)	(348,698)

Cash flows from investing activities:

Proceeds from disposition of investment in partnership	299,990	-
Disposition fee paid	(92,000)
Receipt of distribution from partnership	-	44,097

Net cash provided by investing activities	207,990	44,097

Net decrease in cash and cash equivalents	(191,002)	(304,601)

Cash and cash equivalents, beginning of the period	2,194,867	2,552,538

Cash and cash equivalents, end of the period	$2,003,865	$2,247,937

The accompanying notes are an integral part
of these condensed financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors, Ltd. (the “Partnership”) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in eighteen Local Partnerships.  As of September 30, 2012, the Partnership retained investments in five Local Partnerships.

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

2.           BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2011.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other bodies that may have an impact on the Partnership’s financials reporting or accounting. The Partnership does not believe that any such recently issued pronouncement has had or will have a material effect on the Partnership’s financial statements.

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of September 30, 2012, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2012 and 2011.  The results of operations for the interim period ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At September 30, 2012 and 2011, the Partnership had limited partnership equity interests in five and six Local Partnerships, respectively, owning four and six apartment complexes, respectively.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

A schedule of the apartment complexes owned by the Local Partnerships at September 30, 2012 in which the Partnership is invested is provided below:

PROPERTY	CITY	STATE	UNITS
Capitol Commons	Lansing	MI	200
Chestnut	Fresno	CA	90
New Sharon Woods	Deptford	NJ	50
Westwood Village	New Haven	CT	48
Hillview Terrace	On September 27, 2012, the Partnership sold its limited partner interest in the Local Partnership which owns the Hillview Terrace Apartments.
Shallowford Oaks	Foreclosed in September 2011 – Local Partnership in process of wind up and termination.

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At September 30, 2012 and 2011, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

The Combined Statements of Operations for the five and six Local Partnerships in which the Partnership was invested as of September 30, 2012 and September 30, 2011, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,
	2012				2011
	Equity				Equity
	Method		Suspended		Method		Suspended

Number of Local Partnerships	3	(a)	2	(b)	3	(a)	3 (c)

Revenue:
Rental	$899,941		$286,080		$935,602		$651,793
Other	98,472		6,846		93,792		14,368

Total revenue	998,413		292,926		1,029,394		666,161

Expenses:
Operating	508,667		182,097		461,531		696,477
Interest	57,569		39,620		93,288		139,693
Depreciation and amortization	101,942		27,663		113,626		80,674

Total expenses	668,178		249,380		668,445		916,844

Net income(loss)	$330,235		$43,546		$360,949		$(250,683)

Cash distribution	$--		$--		$27,437		$--

Interest payment recorded as
expense	$--		$--		$--		$(8,592)

Partnership’s share of Local
Partnership net income	323,609		--		353,708		--

Share of income from partnerships	$323,609				$345,116

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended
	September 30,
	2012				2011
	Equity				Equity
	Method		Suspended		Method		Suspended

Number of Local Partnerships	3	(a)	2	(b)	3	(a)	3 (c)

Revenue:
Rental	$2,753,429		$955,874		$2,767,911		$1,846,510
Other	278,957		26,106		265,501		41,141

Total revenue	3,032,386		981,980		3,033,412		1,887,651

Expenses:
Operating	1,527,151		676,483		1,468,020		1,610,050
Interest	172,705		121,387		279,865		419,080
Depreciation and amortization	305,828		92,545		340,878		242,022

Total expenses	2,005,684		890,415		2,088,763		2,271,152

Net income (loss)	$1,026,702		$91,565		$944,649		$(383,501)

Cash distribution	$--		$--		$44,097		$--

Interest payment recorded
as expense	$--		$--		$--		$(25,495)

Partnership’s share of Local
Partnership net income	1,006,103		--		859,504		--

Share of income from partnerships	$1,006,103				$834,009

____________________

(a)           Capital Commons; Chestnut; Westwood Village
(b)           Hillview Terrace; New Sharon Woods
(c)           Hillview Terrace; New Sharon Woods; Shallowford Oaks

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets.  As of September 30, 2012, the Partnership's share of cumulative losses to date for two of five Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $3,267,561.  As of September 30, 2011, the Partnership’s share of cumulative losses to date for three of six Local Partnerships exceeded the amount of the Partnership’s investments in those Local Partnerships by $5,071,443.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying condensed financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.           Advances to Local Partnerships

As of September 30, 2012 and December 31, 2011, the Partnership had advanced funds, including accrued interest, totaling $0 and $1,008,738, respectively, to ARA Associates-Shangri-La Ltd. (Shallowford Oaks).  On April 15, 2010, the Partnership advanced $100,000 to Shallowford Oaks for operating expenses.  For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.  As a result, the amount advanced has been reflected as a reduction of share of income from the Partnership in 2011.

On December 19, 2002, the Local Partnership which owned the Baltic Plaza apartments sold the property. Cash proceeds received by the Partnership totaled $2,053,358.  As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser.  The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved.  The purchase money note bears interest at 4.6% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser’s annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032.  As of September 30, 2012, no payments of principal or interest have been received on this purchase money note.  The Partnership’s 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at September 30, 2012 and December 31, 2011, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk.  The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

c.           Pending Sales

Capitol Commons

On May 15, 2012, the Local Partnership entered into an option agreement to sell Capitol Commons Senior Apartments for $9,500,000. The Partnership’s investment basis in this Local Partnership at September 30, 2012 and December 31, 2011 was $4,859,242 and $4,186,351, respectively. The Partnership expects to receive $6,257,353 as a result of the sale. The sale is expected to close during the fourth quarter of 2012.

New Sharon Woods

On June 29, 2012, the Partnership entered into a partnership interest purchase agreement to sell their partnership interests in New Sharon Woods for $1. The Partnership’s investment basis in this Local Partnership at September 30, 2012 and December 31, 2011 was $0.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

c.           Pending Sales - Continued

Chestnut

On August 2, 2012, the Local Partnership entered into a purchase agreement to sell The Chestnut Apartments for $5,440,000. The Partnership’s investment basis in this Local Partnership at September 30, 2012 and December 31, 2011 was $1,122,194 and $956,356, respectively. The Partnership expects to receive $3,466,861 as a result of the sale. The sale is expected to close during the fourth quarter of 2012.

Westwood Village

On August 2, 2012, the Local Partnership entered into a purchase and sale agreement to sell Westwood Village for $3,085,000. The Partnership’s investment basis in this Local Partnership at September 30, 2012 and December 31, 2011 was $322,491 and $155,120, respectively. The Partnership expects to receive $2,113,863 as a result of the sale. The sale is expected to close during the second quarter of 2013.

d.    Completed Sales

Hillview Terrace

On September 27, 2012, the Partnership sold its limited partner interest in Traverse City Elderly, LP, which owns the Hillview Terrace Apartments, for $299,990. In accordance with the terms of the Partnership Agreement, in September 2012, the Managing General Partner paid a disposition fee of $92,000 related to the sale. The net proceeds received as a result of the sale was $207,990. The Partnership’s investment basis at the date of sale and December 31, 2011 was $0.  Net acquisition fees and property purchase costs netted against the gain on disposition of investment in partnership at September 30, 2012 were $7,465.

e.           Investment Reconciliation

The following is a reconciliation of investments in partnerships at September 30, 2012.

Investments in partnerships at December 31, 2011:	$5,297,827

Share of income from partnerships	1,006,103

Investments in partnerships at September 30, 2012:	$6,303,930

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and nine month periods ended September 30, 2012, the Partnership paid $27,147 and $74,964, respectively, and $33,214 and $115,611 for the three and nine month periods ended September 30, 2011, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three and nine month periods ended September 30, 2012, the Partnership paid $38,653 and $114,377, respectively, and $12,999 and $57,362 for the three and nine month periods ended September 30, 2011, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $23,802 for each of the three month periods ended September 30, 2012 and 2011, and $71,406 for each of the nine month periods ended September 30, 2012 and 2011.

In accordance with the terms of the Partnership Agreement, in September 2012, the Managing General Partner paid a disposition fee equal to 5% of the proceeds received from the sale of Hillview Terrace. The disposition fee of $92,000 is netted against the related gain on disposition of investment in partnerships.

5.           CASH DISTRIBUTIONS

During the three and nine month periods ending September 30, 2012, no distributions to partners were made or authorized.

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts at SunTrust Bank and three cash accounts at Eagle Bank.  As of September 30, 2012, the uninsured portion of the cash balances was $1,535,450.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

7.           SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of September 30, 2012 and 2011 or net income for the nine month periods ended. The following financial information represents the performance of this Local Partnership for the nine month periods ended September 30, 2012 and 2011. The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.

Capitol Commons	2012	2011
Total Assets	$4,984,504	$4,819,098
Total Liabilities	304,151	1,124,832
Revenue	1,804,546	1,802,758
Net Income	686,694	614,442

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
and Results of Operations - Continued

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $2,003,865 as of September 30, 2012, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of November 15, 2012, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the nine month period ended September 30, 2012, existing cash resources were adequate to support net cash used in operating activities.  Cash and cash equivalents decreased $191,002 during the nine month period ended September 30, 2012, primarily due to operating costs.

Results of Operations

The Partnership recognized an increase in the net income of $122,863 for the three month period ended September 30, 2012 as compared to 2011, primarily due to the gain recorded as a result of the Partnership’s sale of the limited partner interest in the Local Partnership which owns Hillview Terrace.

The Partnership recognized an increase in the net income of $301,177 for the nine month period ended September 30, 2012 as compared 2011, primarily due to an increase in the share of income from Local Partnerships and the gain recorded as a result of the Partnership’s sale of the limited partner interest in the Local Partnership which owns Hillview Terrace.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from Local Partnerships for the three and nine month periods ended September 30, 2012, did not include income of $42,096 and $88,504, compared to excluded losses of $238,562 and $428,424 for the three and nine month periods ended September 30, 2011, respectively.

No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2012.

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
There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2012, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2012.

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

CAPITAL REALTY INVESTORS, LTD.
(Registrant)

	by:	C.R.I., Inc.
Managing General Partner

		by:	/s/ H. William Willoughby
H. William Willoughby
November 13, 2012			Director, President, Secretary,
DATE			Principal Financial Officer and
Principal Acount Officer