Form 10-K
period 2012-12-31
CAPITAL REALTY INVESTORS LTD
filed 2013-05-15
CIK 354521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
____________________
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
Yes        ☑           No           ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     ☐    No     ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer@ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No           ☑

The units of limited partner interest of the Registrant are not traded in any market.  Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price. As of May 15, 2013, the issuer had 24,747 outstanding units of limited partner interest.

CAPITAL REALTY INVESTORS, LTD.

2012 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.                      BUSINESS

Capital Realty Investors, Ltd. (the “Partnership”) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981, and shall continue until December 31, 2030, unless sooner dissolved in accordance with the terms of the Partnership Agreement.  On December 31, 1981, the Partnership commenced offering 30,000 units of limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner & Smith, Incorporated.  The Partnership closed the offering on December 31, 1982, at which time 24,837 units of limited partner interest had become subscribed.  As of December 31, 2012, 90 units of limited partner interest had been abandoned.

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

The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (“Local Partnerships”).  The Partnership originally made investments in eighteen Local Partnerships.  As of December 31, 2012, the Partnership retained investments in three Local Partnerships.  The original objectives of these investments, not necessarily in order of importance, were to:

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

As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in eighteen (three remaining as of December 31, 2012) Local Partnerships.  As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment.  In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the Local Partnerships.  The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

ITEM 1.                      BUSINESS – Continued

A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2012, follows.

SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
IN WHICH CAPITAL REALTY INVESTORS, LTD. HAS AN INVESTMENT (1)

Name and Location Of Apartment Complex	Mortgage Payable at 12/31/12 (2)	Financed and/or Insured and/or Subsidized Under	Number of Rental Units	Units Authorized for Low Income Subsidies	Expiration of HAP Contract (4)
Chestnut Fresno, CA	$129,244	California Housing Finance Agency	90	90	1/14/2013
New Sharon Woods Apts. Deptford, NJ	3,536,432	Federal Housing Administration(FHA)	51	51	9/1/2026
Westwood Village New Haven, CT	—	Connecticut Housing Finance Authority	48	48	11/1/2032
Totals (3 Properties)	$3,665,676		189	189

Name and Location of Apartment Complex		Units Occupied As Percentage of Total Units As of December 31,						Average Effective Annual Rental Per Unit for the Years Ended December 31,
	2012	2011	2010	2009	2008	2007	2012	2011	2010	2009	2008	2007
Chestnut Fresno, CA	100%	100%	98%	99%	99%	99%	9,317	9,294	9,019	8,806	8,591	8,347
New Sharon Woods Apts. Deptford, NJ	100%	97%	98%	97%	98%	93%	13,049	12,485	12,513	11,960	11,784	10,835
Westwood Village New Haven, CT	97%	97%	97%	97%	96%	95%	16,535	16,021	15,464	14,891	13,793	12,853
Totals (3 Properties) (3)	99%	98%	97%	97%	97%	95%	$12,967	$12,600	$12,332	$11,885	$11,389	$10,678

(1)
All properties are multifamily housing complexes.  No single tenant rents 10% or more of the rentable square footage.  Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2)	The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2012.

(3)	The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4)	The HAP contract related to Chestnut has been extended through June 30, 2013.

On November, 1, 2011, the mortgage holder for Shallowford Oaks, LSREF2 Chalk 2, LLC, foreclosed on the property and became the new owner of the property pursuant to a non-judicial foreclosure sale under the power of sale clause contained in its law documents.  As a result of the foreclosure all of the assets and liabilities of the Local Partnership were written off as of December 31, 2011. During 2011, the resulting loss of the foreclosure was $31,263 and is recorded on the statements of operations as loss

ITEM 1.                      BUSINESS – Continued

from foreclosure on Local Partnership. During 2012, the Local Partnership was wound up and the Partnership no longer holds a limited partner interest in the Local Partnership.

1A.          RISK FACTORS

None.

1B.          UNRESOLVED STAFF COMMENTS

None.

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

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S PARTNERSHIP INTERESTS, RELATED PARTNERSHIP MATTERS AND ISSUER PURCHASES OF PARTNERSHIP INTERESTS

(a)
There is no established market for the purchase and sale of units of limited partner interest (Units) in the Partnership, although various informal secondary market services may exist.  Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

(b)	As of May 15, 2013, there were approximately 1,196 registered holders of Units in the Partnership.

(c)
There was no distributions paid during 2012. However, a distribution was recommended and approved in December 2012 of $5,939,280 ($240 per Unit). This distribution was paid subsequent to December 31, 2012.

Item 6.             SELECTED FINANCIAL DATA

Not applicable.

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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this Annual Report on Form 10-K at December 31, 2012.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for one Local Partnership which has cumulative losses in excess of the amount of the Partnership’s investment in that Local Partnership.  The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  If an asset was determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

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

Recent Accounting Pronouncements

In 2011, the FASB issued Accounting Standard Update (ASU) No. 2011-04, "Fair Value Measurement:Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". This update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (IFRS). This ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Partnership adopted this update as of January 1, 2012 and the adoption did not have a material impact on the Partnership's results of operations, financial position, or cash flows during the year ended December 31, 2012.

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

C.R.I., Inc. (the Managing General Partner) continues to evaluate the Partnership’s underlying apartment complexes to develop strategies that maximize the benefits to investors. Numerous variables, including adverse general economic conditions, as well as Local Partnership agreements and regulatory restrictions impact the ability and timing of effectuating the sale of certain properties owned by the Local Partnerships or the Partnership’s interests in the Local Partnerships.  The Managing General Partner continues to explore strategies that will result in the sale of properties owned by the Local Partnerships or the Partnership’s interests in the Local Partnerships at terms advantageous to the Partnership.  While the Managing General Partner cannot predict the outcome for any particular property at this time, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that maximize the benefits to investors.

Financial Condition/Liquidity

As of December 31, 2012, the Partnership had approximately 1,276 investors who held a total of 24,747 units of limited partner interest which were originally sold for the aggregate amount of $24,747,000. The Partnership originally made investments in eighteen Local Partnerships, of which three remain at December 31, 2012.  The Partnership’s liquidity, with unrestricted cash resources of $7,674,174 as of December 31, 2012, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 15, 2013, there were no material commitments for capital expenditures.

During 2012 and 2011, the Partnership received cash distributions of $27,437 and $51,316, respectively, from the Local Partnerships.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the year ended December 31, 2012, existing cash resources and the receipt of distributions from Local Partnerships were adequate to support net cash used in operating activities.  Cash and cash equivalents increased $5,479,307 during 2012, primarily due to proceeds received related to the sale of Capital Commons and Hillview Terrace.

Results of Operations

2012 versus 2011

The Partnership recognized a net income of $1,767,053 for the year ended December 31, 2012, compared to a net income of $852,463 for the year ended 2011, primarily due to the gain recorded related to the sale of Capitol Commons and Hillview Terrace.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership’s share of income from partnerships for the years ended December 31, 2012 and 2011, did not include losses of $0 and $115,426, respectively.  Distributions of $0 and $7,219 were received from one Local Partnership during 2012 and 2011, respectively, for which the Partnership’s carrying value is zero (equity method suspended), were recorded as increases in the Partnership’s share of income from partnerships in the year received.

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

The combined rental revenues of the Partnership’s remaining properties for the two years ended December 31, 2012 and 2011 follow.  Combined rental revenue amounts include rental revenue through the date of sale for the sale of a property or limited partner interest.

	For the years ended December 31,
	2012		2011
Combined Rental Revenue	$4,925,744		$5,835,632
Annual Percentage Increase (decrease)		(15.5)%		(7.2)%

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in Part IV.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Partnership was informed by Reznick Group, P.C. ("Reznick Group"), the Partnership's independent registered public accounting firm, that it had entered into a business combination with J. H. Cohn LLP (J.H. Cohn). In connection with the business combination J. H. Cohn legally changed its name to CohnReznick LLP ("CohnReznick") and continues to be registered with the PCAOB. On November 8, 2012, Reznick Group resigned as the Company's independent registered public accounting firm.

Effective as of November 8, 2012, the Audit Committee of the Partnership's Board of Directors has appointed CohnReznick as the Partnership's independent registered public accounting firm.

Reznick Group's reports on the Partnership's financial statements for the fiscal years ended December 31, 2011 and 2010 and through the subsequent interim period ended November 8, 2012 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2011 and 2010, and the subsequent interim period through November 8, 2012, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Partnership and Reznick Group on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Reznick Group would have caused Reznick Group to make reference thereto in its reports on the Company's financial statements for such years, and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the two fiscal years ended December 31, 2011 and 2010 and the subsequent interim period through November 8, 2012, neither the Partnership, nor anyone on its behalf, consulted CohnReznick regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the financial statements of the Partnership, and no written report or oral advice was provided to the Partnership by CohnReznick that was an important factor considered by the Partnership in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures ( as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the 'Exchange Act")) as of the end of the period covered by this report. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Based on such evaluation, the principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The General Partner is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. The internal control process, as it is applicable to the Partnership, was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership’s receipts and expenditures are being made only in accordance with authorization of the management of the Partnership; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements

PART II
ITEM 9A.    CONTROLS AND PROCEDURES - Continued

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

Representatives of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, the General Partner has concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of December 31, 2012. This annual report does not include an attestation report of the Partnership's independent registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

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

Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) and (b)

The Partnership has no directors, executive officers or employees of its own.

(a) and (b)

The names, ages and business experience of the directors and executive officers of C.R.I., Inc., the Managing General Partner of the Partnership, follow.

William B. Dockser, 76, has been the Chairman of the Board and a Director of CRI since 1974.  Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties.  Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs.  Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts.  He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 66, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989.  Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI.  He is principally responsible for the financial management of CRI and its associated partnerships.  Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co.  He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

(c)	There is no family relationship between any of the foregoing directors and executive officers.

(ci)	Involvement in certain legal proceedings.

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

The following table sets forth certain information concerning any person (including any “group”) who is known by the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at May 15, 2013.

III-1

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Total Units Issued and Outstanding

Peachtree Partners & Affiliates	1332.875 Units	5.39%
P.O. Box 47638
Phoenix, AZ 85068

Equity Resource	7799.75 Units	31.52%
Investments, LLC
& Affiliates
1280 Massachusetts Ave., 4th Floor
Cambridge, MA 02138

(b)	Security ownership of management.

The following table sets forth certain information concerning all Units beneficially owned, as of May 15, 2013 by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

Name of Beneficial Owner	% of Total Amount and Nature of Beneficial Ownership	Units Issued and Outstanding

William B. Dockser	None	—%
H. William Willoughby	None	—%
All Directors and Officers
as a Group (2 persons)	None	—%

(c)	Changes in control.

There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.  There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

III-2

(d)	Transactions with promoters.
Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended December 31, 2012 and 2011, the Partnership incurred professional fees for the services of the Partnership’s independent registered public accounting firms of Reznick Group and CohnReznick as follows:

	2012	2011
Audit fees (1)	$97,000	$64,250
Tax fees (2)	13,000	13,000
Total billed	$110,000	$77,250

(1)
Principally fees for the audit of the Partnership’s annual financial statements, the independent registered public accounting firm’s review of the Partnership’s quarterly financial statements, and services provided in connection with the Partnership’s regulatory filings.

(1)	Fees for preparation of Partnership federal and state tax returns.

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

On November 8, 2012, Reznick Group resigned as the Partnership's independent registered public accounting firm after the filing of the Partnership's 10-Q for the third quarter of fiscal year 2012. CohnReznick was engaged as the Partnership's new independent registered public accounting firm and performed the fiscal 2012 year end audit. CohnReznick also provided partnership tax return preparation services for the year ended December 31, 2012 and Reznick Group provided partnership tax return preparation services for the year ended December 31, 2011, which services it was determined did not compromise CohnReznick's or Reznick Group's independence.

III-3

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENTS AND RELATED PARTNERSHIP MATTERS

1.           Financial Statements

a.           The following documents are included as part of this report:

(1)Financial Statements

Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Operations
Statements of Changes in Partners’ (Deficit) Capital
Statements of Cash Flows
Notes to Financial Statements

(2)Financial Statement Schedules

None.

(3)Exhibits

Index of Exhibits  (Listed according to the number assigned in the table in Item 601 of Regulation S-K.)

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

a.Amended Certificate and Limited Partnership Agreement of Capital Realty Investors, Ltd.  (Incorporated by reference to Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated December 4, 1981.)

Exhibit No. 10 - Material Contracts.

a.Management Services Agreement between CRI and Capital Realty Investors, Ltd.  (Incorporated by reference to Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated December 4, 1981.)
Exhibit No. 31.1 -Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 31.2 -Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 32 -Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit No. 99 Additional Exhibits
a.Prospectus of the Partnership, dated December 31, 1981.  (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated December 4, 1981.)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL REALTY
INVESTORS, LTD.
(Registrant)

May 15, 2013	by:	/s/ William B. Dockser
DATE		William B. Dockser,
Director, Chairman of the Board
and Treasurer
Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 15, 2013	by:	/s/ H. William Willoughby
DATE		H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer

CAPITAL REALTY INVESTORS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Capital Realty Investors, Ltd.

We have audited the accompanying balance sheet of Capital Realty Investors, Ltd. (the Partnership) as of December 31, 2012 and the related statements of operations, changes in partners’ (deficit) capital, and cash flows for the year then ended.  The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Bethesda, Maryland
May 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Capital Realty Investors, Ltd.

We have audited the accompanying balance sheet of Capital Realty Investors, Ltd. (the Partnership) as of December 31, 2011 and the related statements of operations, changes in partners’ (deficit) capital, and cash flows for the year then ended.  The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors, Ltd. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
June 27, 2012

CAPITAL REALTY INVESTORS, LTD.

BALANCE SHEETS

ASSETS

	December 31,
	2012	2011
Investments in and advances to partnerships	$1,597,027	$5,297,827
Cash and cash equivalents	7,674,174	2,194,867
Note receivable and accrued interest,
net of allowance of $619,000	—	—
Acquisitions fees, principally paid to related parties,
net of accumulated amortization of $44,471 and $108,671, respectively	14,447	40,733
Property purchase costs,
net of accumulated amortization of $20,471 and $39,489, respectively	6,390	14,028

Total assets	$9,292,038	$7,547,455

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$43,602	$66,072
Total liabilities	43,602	66,072

Commitments and contingencies	—	—

Partners' capital:
Capital paid in:
General Partners	14,000	14,000
Limited Partners	24,837,000	24,837,000
	24,851,000	24,851,000
Less:
Accumulated distributions to partners	(16,251,682)	(16,251,682)
Offering costs	(2,689,521)	(2,689,521)
Accumulated gain	3,338,639	1,571,586

Total partners' capital	9,248,436	7,481,383

Total liabilities and partners' capital	$9,292,038	$7,547,455

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2012	2011

Share of income from partnerships	$1,510,098	$1,299,472

Other revenue and expenses:
Revenue:
Gain on sale of interest in Local Partnership, net of disposition fee	765,817	—
Interest and other	11,244	52,882
	777,061	52,882

Expenses:
General and administrative	297,472	235,531
Professional fees	122,542	130,258
Management fees	95,208	95,208
Amortization of deferred costs	4,884	7,631
Loss on foreclosure of Local Partnership	—	31,263
	520,106	499,891

Total other revenue and expenses	256,955	(447,009)

Net income	$1,767,053	$852,463

Net income allocated to
General Partners (3%)	$53,012	$25,574

Net income allocated to
Limited Partners (97%)	$1,714,041	$826,889
Net income per unit of Limited Partner
Interest, based on 24,747 units outstanding	$69	$33

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

For the Years Ended December 31, 2012 and 2011

	General Partners	Limited Partners	Total
Partners' (deficit) capital, January 1, 2011	$(37,332)	$6,666,252	$6,628,920

Net income	25,574	826,889	852,463

Partners' (deficit) capital, December 31, 2011	(11,758)	7,493,141	7,481,383

Net income	53,012	1,714,041	1,767,053

Partners' capital, December 31, 2012	$41,254	$9,207,182	$9,248,436

The accompanying notes are an integral part
of these financial statements.

CAPITAL REALTY INVESTORS, LTD.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,767,053	$852,463
Adjustments to reconcile net income to net cash
used in operating activities:
Share of income from partnerships	(1,510,098)	(1,299,472)
Amortization of deferred costs	4,884	7,631
Loss on foreclosure of Local Partnership	—	31,263
Gain on sale of interest in Local Partnership	(765,817)	—
Changes in assets and liabilities:
Increase in accrued interest receivable on advances
to local partnership	—	(28,390)
Decrease in other assets	—	2,911
(Decrease) increase in accounts payable and accrued
expenses	(22,470)	24,607

Net cash used in operating activities	(526,448)	(408,987)

Cash flows from investing activities:
Proceeds from sale of interest in Local Partnership	6,545,318	—
Disposition fee paid	(567,000)	—
Receipt of distributions from partnerships	27,437	51,316

Net cash provided by investing activities	6,005,755	51,316

Net increase (decrease) in cash and cash equivalents	5,479,307	(357,671)
Cash and cash equivalents, beginning of year	2,194,867	2,552,538
Cash and cash equivalents, end of year	$7,674,174	$2,194,867

The accompanying notes are an integral part of these financial statements

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

The Partnership sold 24,837 units at $1,000 per unit of limited partner interest through a public offering.  The offering period was terminated on December 31, 1982.  As of December 31, 2012, 90 units of limited partner interest had been abandoned.

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

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS – CONTINUED
DECEMBER 31, 2012 AND 2011

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

As of December 31, 2012 and 2011, the Partnership's share of cumulative losses for three and four of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $2,898,119 and $3,356,064, respectively.  Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying financial statements.   The Partnership’s carrying value is zero and the equity method has been suspended for the following Local Partnership as of December 31, 2012: New Sharon Woods. The Partnership’s carrying value is zero and the equity method has been suspended for the following three Local Partnerships as of December 31, 2011: Hillview Terrace, New Sharon Woods and Shallowford Oaks. Distributions of $7,219 received from one Local Partnership during 2011, for which the Partnership’s carrying value is zero (equity method suspended) were recorded as increases in the Partnership’s share of income from partnerships in the year received.

Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

e.	Deferred Costs

Acquisition Fees and Property Purchase Costs incurred for services rendered to acquire the Local Partnerships are amortized over 40 years using the straight-line method, beginning upon commencement of operations of the Local Partnerships.  The Partnership regularly assesses deferred costs for the existence of impairment in conjunction with the assessment of its investment in Local Partnerships. Amortization expense for the years ended December 31, 2012 and 2011 was $4,884 and $7,631, respectively.  Estimated amortization expense for each of the ensuing years through December 31, 2017 is $2,139.

The Partnership sold its interest in two Local Partnerships during 2012. Therefore, deferred costs of $117,142 and associated accumulated amortization of $88,102 were written off. During 2012, this amount is included in gain on sale of interest in Local Partnership on the statements of operations.

One Local Partnership was foreclosed on during 2011.  Therefore, deferred costs of $123,079 and associated accumulated amortization of $91,816 were written off.  During 2011, this net amount of $31,263 is included in loss of foreclosure of Local Partnership on the statements of operations.

f.	Cash and cash equivalents

Cash and cash equivalents consist of money market funds, time and demand deposits, and repurchase agreements with original maturities of three months or less.  Interest income is recognized as earned.

g.	Income taxes

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

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS – CONTINUED
DECEMBER 31, 2012 AND 2011

Accounting guidance conveys how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. The guidance requires the evaluation of tax positions in the course of preparing the Partnership's tax returns to determine whether tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-than-likely threshold would not be recognized as tax expense in the current year. For the year ended December 31, 2012, the Partnership did not recognize any interest or penalties related to the income taxes in the its financial statements. Generally, the tax returns filed with the various taxing authorities remain available for audit subject to statutes of limitation specific to those jurisdictions. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

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

The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) establishes a hierarchy for inputs used in measuring fair value as follows:

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

The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  Impairment for investments in partnerships is determined by review of the performance of the underlying asset and expected proceeds from the sale of the investment.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss. During the years ended December 31, 2012 and 2011, no impairment loss was recognized.

k.	Allocation of net income (loss)

Net income (loss) is allocated based on respective partnership interest or units outstanding.  The Partnership has no dilutive interests.

l.	Subsequent events

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes. Management evaluated the activity of the Partnership and concluded that no subsequent events have occurred that would require recognition in the financial statements. See Note 2.d. and Note 4 for disclosure of subsequent events.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS – CONTINUED
DECEMBER 31, 2012 AND 2011

m. Recent accounting pronouncements

In 2011, the FASB issued Accounting Standard Update (ASU) No. 2011-04, "Fair Value Measurement:Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". This update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (IFRS). This ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Partnership adopted this update as of January 1, 2012 and the adoption did not have a material impact on the Partnership's results of operations, financial position, or cash flows during the year ended December 31, 2012.
2.           INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.           Interests in profits, losses and cash distributions made by Local Partnerships

The Partnership has a 98.00% to 98.98% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the “Agencies”) of each Local Partnership.  An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership.  As stipulated by the Local Partnerships’ partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any.  During 2012 and 2011, the Partnership received cash distributions from rental operations of the Local Partnerships of $27,437 and $51,316, respectively.  As of December 31, 2012 and 2011, one and two of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $35,863 and $1,238,617, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

b. Pending and Completed Sales

Pending Sales

On June 29, 2012, the Partnership entered into a partnership purchase agreement to sell their partnership interest in New Sharon Woods for $1. The Partnership's investment basis in this Local Partnership at both December 31, 2012 and 2011 was $0. The sale is expected to close during the second quarter of 2013.

On August 2, 2012, the Local Partnership entered into a purchase agreement to sell The Chestnut Apartments for $5,440,000. The Partnership's investment basis in this Local Partnership at December 31, 2012 and 2011 was $1,171,612 and $1,024,547, respectively. The Partnership expects to receive approximately $3,500,000 as a result of the sale. The sale is expected to close during the second quarter of 2013.

On August 2, 2012, the Local Partnership entered into a purchase and sale agreement to sell Westwood Village for $3,085,000. The Partnership's investment basis in this Local Partnership at December 31, 2012 and 2011 was $425,415 and $155,120, respectively. The Partnership expects to receive approximately $2,100,000 as a result of the sale. The sale is expected to close during the third quarter of 2013.

Completed Sales

On August 29, 2012, the Partnership sold its limited partner interest in Traverse City Elderly, LP, which owns the Hillview Terrace Apartments, for $299,990. In accordance with the terms of the Partnership Agreement, in September 2012, the Managing General Partner paid a disposition fee of $92,000 related to the sale. The net proceeds received as a result of the sale of was $207,990. The Partnership's investment basis at the date of the sale was $0. Net acquisition fees and property purchase costs netted against the gain on sale of interest in Local Partnership were $7,465. The net gain recognized for this sale was $200,525.

On December 17, 2012, the Partnership sold its limited partner interest in Capitol Senior Limited Dividend Housing Association Limited Partnership, which owns the Capital Commons Senior Apartments. Total proceeds received as a result of the sale were $6,245,328. In accordance with the terms of the Partnership Agreement, in December 2012, the Managing General Partner paid a disposition fee of $475,000 related to the sale. The net proceeds received as a result of the sale was $5,770,328. Net acquisition

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS – CONTINUED
DECEMBER 31, 2012 AND 2011

fees and property purchase costs netted against the gain on sale of interest in Local Partnership were $21,575. The Partnership's investment basis at the date of sale was $5,183,461 and was written off and included in the gain on sale of interest in Local Partnership. The net gain recognized for the sale was $565,292.

c.         Advance to Local Partnership

As of December 31, 2011, the Partnership had advanced funds, including accrued interest, totaling $1,008,738 to ARA Associates-Shangri-La Ltd. (Shallowford Oaks). On April 15, 2010, the Partnership advanced $100,000 to Shallowford Oaks for operating expenses. The Partnership accrued $28,390 to interest receivable on the advances to Shallowford Oaks as of December 31, 2011. For financial reporting purposes, these loans have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years. As a result, the amount advanced and accrued interest has been reflected as a reduction of share of income from the Partnership in 2011.

In January 2011, the Shallowford Oaks property was unable to meet its debt service requirements and was therefore in default with regards to the mortgage encumbering the property. In February 2011, the mortgage lender for the mortgage encumbering the property sent notice accelerating the debt. On November 1, 2011, the mortgage holder for Shallowford Oaks, LSREF2, LLC, foreclosed on the property and became the new owner of the property pursuant to a non-judicial foreclosure sale under the power of sale clause contained in its law documents. As a result of the foreclosure all of the assets and liabilities of the Local Partnership were written off as of December 31, 2011. The resulting loss of the foreclosure was $31,263 and is recorded on the statements of operations as loss from foreclosure on Local Partnership. During 2011, the Local Partnership was wound up, and the Partnershiop no longer holds a limited partner interest in the Local Partnership.

d.           Property matters
Baltic Plaza

On December 19, 2002, the Local Partnership which owned the Baltic Plaza apartments sold the property. Cash proceeds received by the Partnership totaled $2,053,358.  As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser.  The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved.  The purchase money note bears interest at 4.60% compounded annually, and requires a minimum annual payment equal to 50% of the maker/purchaser’s annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032.  As of December 31, 2012 and 2011, no payments of principal or interest have been received on this purchase money note.  The Partnership’s 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at December 31, 2012 and 2011, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk.  The resulting discounted amount has been fully reserved due to uncertainty of collection of the purchase money note and related interest.

On November 28, 2012, the Partnership entered an agreement to sell the note to an affiliate of the SP Baltic Plaza, LP for a sale price of $2,000,000. The note sold on April 29, 2013. The Partnership received $1,960,000 in proceeds from the sale of the note.

e.           Summarized financial information

Combined balance sheets and combined statements of operations for the three Local Partnerships in which the Partnership is invested as of December 31, 2012 follow.  The information is presented separately for two Local Partnerships which have investment basis (equity method), and for one Local Partnership for which the Partnership’s carrying value is zero (equity method suspended).

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS – CONTINUED
DECEMBER 31, 2012 AND 2011

COMBINED BALANCE SHEETS
December 31, 2012

	Equity Method		Suspended		Total
Number of Local Partnerships	2	(a)	1	(b)	3

Rental property, at cost, net of accumulated
depreciation of $4,792,429, $3,873,267,
and $8,665,696, respectively	$956,676		$465,476		$1,422,152
Land	406,000		71,050		477,050
Other assets	642,727		1,157,199		1,799,926
Total assets	$2,005,403		$1,693,725		$3,699,128

Mortgage notes payable	$129,244		$3,536,432		$3,665,676
Other liabilities	217,116		1,076,488		1,293,604
Due to general partners	294,158		36,999		331,157
Total liabilities	640,518		4,649,919		5,290,437

Partners' capital (deficit)	1,364,885		(2,956,194)		(1,591,309)

Total liabilities and partners'
capital (deficit)	$2,005,403		$1,693,725		$3,699,128

(a)         Westood Village; Chestnut
(b)         New Sharon Woods

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS – CONTINUED
DECEMBER 31, 2012 AND 2011

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2012

	Equity Method		Suspended		Total
Number of Local Partnerships	3	(a)	2	(b)	5

Revenue:
Rental	$3,575,298		$1,350,446		$4,925,744
Other	405,497		21,164		426,661
Total revenue	3,980,795		1,371,610		5,352,405

Expenses:
Operating	2,061,140		989,221		3,050,361
Interest	75,654		167,966		243,620
Depreciation and amortization	261,243		131,047		392,290
Total expenses	2,398,037		1,288,234		3,686,271

Net income	$1,582,758		$83,376		$1,666,134

Cash distributions	$27,437		$—		$27,437

Cash distributions recorded as reduction
of investments in partnerships	$27,437		$—		$27,437

Partnership’s share of Local Partnership
net income	$1,510,098		$—		$1,510,098

Advance to Local Partnership,
including accrued interest	—		—		—

Share of income from partnerships	$1,510,098		$—		$1,510,098

(a)         Westood Village; Chestnut; Capital Commons ( through the date of sale)
(b)         New Sharon Woods; Hillview Terrace (through the date of sale)

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS – CONTINUED
DECEMBER 31, 2012 AND 2011

Combined balance sheets and combined statements of operations for the six Local Partnerships in which the Partnership is invested as of December 31, 2011 follow.  The information is presented separately for three Local Partnerships which have investment basis (equity method), and for three Local Partnerships for which the Partnership’s carrying value is zero (equity method suspended).

COMBINED BALANCE SHEETS
December 31, 2011

	Equity Method		Suspended		Total
Number of Local Partnerships	3	(a)	3	(b)	6

Rental property, at cost, net of accumulated
depreciation of $11,437,387 and $9,695,715,
respectively	$1,454,914		$960,379		$2,415,293
Land	715,103		303,428		1,018,531
Other assets	4,531,684		1,941,575		6,473,259
Total assets	$6,701,701		$3,205,382		$9,907,083

Mortgage notes payable	$1,422,457		$2,812,619		$4,235,076
Other liabilities	480,041		5,327,515		5,807,556
Due to general partners	294,158		36,999		331,157
Total liabilities	2,196,656		8,177,133		10,373,789

Partners' capital (deficit)	4,505,045		(4,971,751)		(466,706)

Total liabilities and partners'
capital (deficit)	$6,701,701		$3,205,382		$9,907,083

(a)         Capital Commons; Chestnut; Westwood Village
(b)         Hillview Terrace; New Sharon Woods; Shallowford Oaks

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS – CONTINUED
DECEMBER 31, 2012 AND 2011

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2011

	Equity Method		Suspended		Total
Number of Local Partnerships	3	(a)	3	(b)	6

Revenue:
Rental	$3,684,975		$2,150,657		$5,835,632
Other	361,263		2,918,184		3,279,447
Total revenue	4,046,238		5,068,841		9,115,079

Expenses:
Operating	2,022,557		1,838,509		3,861,066
Interest	230,273		482,462		712,735
Depreciation and amortization	378,171		265,349		643,520
Total expenses	2,631,001		2,586,320		5,217,321

Net income	$1,415,237		$2,482,521		$3,897,758

Cash distributions	$44,097		$7,219		$51,316

Cash distributions recorded as reduction
of investments in partnerships	$44,097		$—		$44,097

Cash distributions recorded as income	$—		$7,219		$7,219
Partnership’s share of Local Partnership
net income	1,320,643		—		1,320,643
Advance to Local Partnership,
including accrued interest	—		(28,390)		(28,390)
Share of income (loss) from partnerships	$1,320,643		$(21,171)		$1,299,472

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

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS – CONTINUED
DECEMBER 31, 2012 AND 2011

A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income follows.

	For the years ended December 31,
	2012	2011
Financial statement net income	$1,666,134	$3,897,758
Differences between financial statement
and tax depreciation, amortization,
and miscellaneous differences	(132,478)	(2,790,616)
Taxable income	$1,533,656	$1,107,142

g.	Investment reconciliation

The following is a reconciliation of investments in partnerships at December 31, 2012 and 2011:

Investments in partnerships at January 1, 2011:	$4,021,281
Share of income from partnerships	1,299,472
Distribution from partnerships	(51,316)
Accrued interest on advance to Local Partnership	28,390
Investments in partnerships at December 31, 2011:	5,297,827
Share of income from partnerships	1,510,098
Distribution from partnerships	(27,437)
Write off of investment due to sale of interest	(5,183,461)
Investments in partnerships at December 31, 2012:	$1,597,027

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

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the years ended December 31, 2012 and 2011, the Partnership paid $119,820 and $166,466 respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the years ended December 31, 2012 and 2011, the Partnership paid $138,538 and $69,420, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid.  The amount of the Management Fee shall be equal to 0.25% of original invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:

(i)	First, on a monthly basis as an operating expense before any distributions to limited partners in an annual amount equal to $95,208; and

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS – CONTINUED
DECEMBER 31, 2012 AND 2011

(ii)	Second, after distributions to the limited partners in the amount of one percent of the gross proceeds of the offering, the balance of such 0.25% of invested assets.

For each of the years ended December 31, 2012 and 2011, the Partnership paid the Managing General Partner a Management Fee of $95,208.

In accordance with the terms of the Partnership Agreement, the Managing General Partner and/or its affiliates may receive a fee of not more than five percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. During 2012, the fee was calculated based on the hypothetical sale of the properties. During the year ended December 31, 2012 fees of $567,000 were incurred and paid.

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

Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually,97% to the limited partners and 3% to the General Partners, after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement.  On July 26, 2010, the Partnership paid a cash distribution of $742,000 ($30 per Unit) to the Limited Partners who were holders of record as of July 1, 2010. There was no distributions paid in 2012 or 2011. However, a distribution was recommended and approved in December 2012 of $5,939,280 ($240 per Unit). The distribution was paid subsequent to December 31, 2012.

As defined in the Partnership Agreement, after the payment of the distributions described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2012 and 2011.  The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

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

CAPITAL REALTY INVESTORS, LTD.

NOTES TO FINANCIAL STATEMENTS – CONTINUED
DECEMBER 31, 2012 AND 2011

its share of income or losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.f.), including losses in excess of related investment amounts.  These returns are subject to examination and, therefore, possible adjustment by the IRS.

A reconciliation of the Partnership's financial statement net income to taxable income follows.

	For the years ended December 31,
	2012	2011
Financial statement net income	$1,767,053	$852,463
Adjustments:
Differences between financial statement
net income and taxable income related
to the Partnership's equity in the Local
Partnerships' income or losses and accrued
expenses	160,810	(149,380)
Difference between financial statement
gain (loss) and tax gain (loss) from
foreclosure of a Local Partnership	—	2,956,645
Difference between financial statement gain and tax gain
from sale of interest in Local Partnership	3,941,057	—
Costs amortized over a shorter period for
income tax purposes	4,884	(10,106)
Taxable income	$5,873,804	$3,649,622

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains five cash accounts with two banks.  As of December 31, 2012, the uninsured portion of the cash balances was $1,537,926.