Form 10-Q
period 2013-06-30
CAPITAL REALTY INVESTORS LTD
filed 2013-08-14
CIK 354521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes           ☐           No           ☑

The units of limited partner interest of the Registrant are not traded in any market.  Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price. As of August 14, 2013, the issuer had 24,747 outstanding units of limited partner interest.

CAPITAL REALTY INVESTORS, LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

1

1

CAPITAL REALTY INVESTORS, LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS

	June 30,	December 31,
	2013	2012
Investments in and advances to partnerships	$1,744,818	$1,597,027
Cash and cash equivalents	3,561,455	7,674,174
Note receivable and accrued interest, net of
allowance of $619,000 in 2012	—	—
Acquisitions fees, principally paid to related parties,
net of accumulated amortization of $30,245 and $29,508, respectively	7,933	14,447
Property purchase costs,
net of accumulated amortization of $20,806 and $20,471, respectively	6,055	6,390

Total assets	$5,320,261	$9,292,038

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$41,014	$43,602
Total liabilities	41,014	43,602

Commitments and contingencies	—	—

Partners' capital:
Capital paid in :
General Partners	14,000	14,000
Limited Partners	24,837,000	24,837,000
	24,851,000	24,851,000
Less:
Accumulated distributions to partners	(22,190,962)	(16,251,682)
Offering costs	(2,689,521)	(2,689,521)
Accumulated gains	5,308,730	3,338,639

Total partners' capital	5,279,247	9,248,436

Total liabilities and partners' capital	$5,320,261	$9,292,038

The accompanying notes are an integral part
of these condensed financial statements.

CAPITAL REALTY INVESTORS, LTD.

CONDENSED STATEMENTS OF OPERATIONS

AND ACCUMULATED GAINS

(Unaudited)

	For the three months ended June 30,		For the six months ended June30,
	2013	2012	2013	2012

Share of income from partnerships	$91,094	$343,035	$219,701	$682,494

Other revenue and expenses:
Revenue:
Gain on sale of note	1,960,000	—	1,960,000	—
Interest	1,538	2,710	3,497	6,293
	1,961,538	2,710	1,963,497	6,293

Expenses:
General and administrative	78,909	73,382	139,456	138,707
Professional fees	7,198	42,600	19,198	84,100
Management fees	23,802	23,802	47,604	47,604
Amortization of deferred costs	6,313	1,267	6,849	2,534
	116,222	141,051	213,107	272,945

Total other revenue (expenses)	1,845,316	(138,341)	1,750,390	(266,652)

Net income	1,936,410	204,694	1,970,091	415,842

Accumulated gains, beginning of period	3,372,320	1,782,734	3,338,639	1,571,586

Accumulated gains, end of period	$5,308,730	$1,987,428	$5,308,730	$1,987,428

Net income allocated to
General Partners (3%)	$58,092	$6,141	$59,103	$12,475

Net income allocated to
Limited Partners (97%)	$1,878,318	$198,553	$1,910,988	$403,367
Net income per unit of Limited Partner
Interest, based on 24,747 units outstanding	$75.90	$8.02	$77.22	$16.30

The accompanying notes are an integral part
of these condensed financial statements.

CAPITAL REALTY INVESTORS, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the periods ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,970,091	$415,842
Adjustments to reconcile net income to net cash
used in operating activities:
Gain on sale of note	(1,960,000)	—
Share of income from partnerships	(219,701)	(682,494)
Receipt of distributions from partnerships	71,910	—
Amortization of deferred costs	6,849	2,534
(Decrease) increase in accounts payable and accrued
expenses	(2,588)	18,819

Net cash used in operating activities	(133,439)	(245,299)

Cash flows from investing activities:
Proceeds received from sale of note	1,960,000	—

Net cash provided by investing activities	1,960,000	—

Cash flows from financing activities:
Distributions to limited partners	(5,939,280)	—

Net cash used in financing activities	(5,939,280)	—
Net decrease in cash and cash equivalents	(4,112,719)	(245,299)
Cash and cash equivalents, beginning of period	7,674,174	2,194,867
Cash and cash equivalents, end of period	$3,561,455	$1,949,568

The accompanying notes are an integral part
of these condensed financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2013 and 2012
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors, Ltd. (the “Partnership”) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in eighteen Local Partnerships. As of June 30, 2013, the Partnership retained investments in two Local Partnerships.

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

2.    BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K at December 31, 2012. The balance sheet amounts at December 31, 2012 are compiled from the Partnership's Annual Report on Form 10-K at December 31, 2012.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other bodies that may have an impact on the Partnership's financials reporting or accounting. The Partnership does not believe that any such recently issued pronouncement has had or will have a material effect on the Partnership's financial statements.

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of June 30, 2013, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2013 and 2012. The results of operations for the interim period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

3.    INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At June 30, 2013 and 2012, the Partnership had limited partnership equity interests in two and six Local Partnerships, respectively, owning two and six apartment complexes, respectively.

A schedule of the apartment complexes owned by the Local Partnerships at June 30, 2013 in which the Partnership is invested is provided below:

PROPERTY	CITY	STATE	UNITS

Chestnut	Fresno	CA	90
Westwood Village	New Haven	CT	48

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

June 30, 2013 and 2012
(Unaudited)

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At June 30, 2013 and 2012, all such capital contributions had been paid to the Local Partnerships.

a.    Summarized financial information

The combined statements of operations for the two and six Local Partnerships in which the Partnership was invested as of June 30, 2013 and 2012, respectively, follow. The combined statements are compiled from information supplied by the management agent of the Local Partnership properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

	For the three months ended
	June 30,

	2013					2012

	Equity Method		Suspended		Total	Equity Method		Suspended		Total
Number of Local Partnerships	2	(a)	1	(b)	3	3	(c)	3	(d)	6

Revenue:
Rental	$394,453		$—		$394,453	$932,244		$346,443		$1,278,687
Other	19,723		—		19,723	90,169		13,097		103,266
Total revenue	414,176		—		414,176	1,022,413		359,540		1,381,953

Expenses:
Operating	310,070		—		310,070	512,845		251,356		764,201
Interest	(4,481)		—		(4,481)	57,568		40,883		98,451
Depreciation and amortization	22,696		—		22,696	101,943		32,441		134,384
Total expenses	328,285		—		328,285	672,356		324,680		997,036

Net income	$85,891		$—		$85,891	$350,057		$34,860		$384,917

Cash distributions	$41,104		$6,928		$48,032	$—		$—		$—

Cash distributions recorded as reduction of investments
in partnerships	$41,104		$—		$41,104	$—		$—		$—

Cash distribution recorded as income	$—		6,928		$6,928	$—		$—		$—

Partnership’s share of Local Partnership net income	84,166		—		84,166	343,035		—		343,035

Share of income from partnerships	$84,166		$6,928		$91,094	$343,035		$—		$343,035

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

June 30, 2013 and 2012
(Unaudited)

	For the six months ended
	June 30,

	2013					2012

	Equity Method		Suspended		Total	Equity Method		Suspended		Total
Number of Local Partnerships	2	(a)	1	(b)	3	3	(c)	3	(d)	6

Revenue:
Rental	$796,272		$165,558		$961,830	$1,853,488		$669,794		$2,523,282
Other	32,681		2,311		34,992	180,485		19,260		199,745
Total revenue	828,953		167,869		996,822	2,033,973		689,054		2,723,027

Expenses:
Operating	568,688		114,333		683,021	1,018,484		494,386		1,512,870
Interest	2,971		36,878		39,849	115,136		81,766		196,902
Depreciation and amortization	47,530		17,340		64,870	203,886		64,882		268,768
Total expenses	619,189		168,551		787,740	1,337,506		641,034		1,978,540

Net income (loss)	$209,764		$(682)		$209,082	$696,467		$48,020		$744,487

Cash distributions	$57,763		$14,147		$71,910	$—		$—		$—

Cash distributions recorded as reduction
of investments in partnerships	$57,763		$—		$57,763	$—		$—		$—

Cash distribution recorded as income	$—		14,147		$14,147	$—		$—		$—

Partnership’s share of Local Partnership net income	205,554		—		205,554	682,494		—		682,494

Share of income from Partnerships	$205,554		$14,147		$219,701	$682,494		$—		$682,494

(a)     Westwood Village, Chestnut
(b)    New Sharon Woods, Shallowford Oaks
(c)    Capital Commons, Chestnut, Westwood Village
(d)    Hillview Terrace, New Sharon Woods, Shallowford Oaks

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

June 30, 2013 and 2012
(Unaudited)

investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of June 30, 2013, there were no cumulative losses. As of June 30, 2012, the Partnership's share of cumulative losses to date for three of six Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $3,309,008. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying condensed financial statements.

b.    Property Matters

On December 19, 2002, the Local Partnership which owned the Baltic Plaza apartments sold the property. Cash proceeds received by the Partnership totaled $2,053,358.  As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser.  The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved.  The purchase money note bore interest at 4.60% compounded annually, and required a minimum annual payment equal to 50% of the maker/purchaser’s annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032.  As of March 31, 2013 and 2012, no payments of principal or interest have been received on this purchase money note.  The Partnership’s 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at December 31, 2012, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk.  The resulting discounted amount had been fully reserved due to uncertainty of collection of the purchase money note and related interest. The Partnership entered an agreement to sell the note to an affiliate of the SP Baltic Plaza, LP for a sale price of $2,000,000. The note sold on April 29, 2013. The Partnership received $1,960,000 in proceeds from the sale of the note. CRICO Housing Partnership received $39,800 and C.R.H.C. of Atlantic City, Inc received $200, which represents their interest of 1.99% and .01%, respectively. The proceeds are shown as gain on sale of note on the accompanying condensed statements of operations and accumulated gains.

On November 1, 2011, the mortgage holder for Shallowford Oaks, LSREF2 Chalk 2, LLC, foreclosed on the property and became the new owner of the property pursuant to a non-judicial foreclosure sale under the power of sale clause contained in its law documents. During 2012, the Local Partnership was wound up, and the Partnership no longer held a limited partnership interest in this Local Partnership at December 31, 2012. On April 3, 2013, the Partnership received $6,928, which represents the final liquidation distribution related to Shallowford Oaks. This distribution was recorded as income and is included in the share of income from partnerships on the condensed statements of operations and accumulated gains.

c.     Pending and Completed Sales

Pending Sales

On August 2, 2012, the Local Partnership that owns Chestnut Apartments entered into a purchase and sale agreement to sell the Chestnut Apartments for $5,440,000. The Partnership's investment basis in this Local Partnership at June 30, 2013 was $1,264,962. The Partnership expects to receive approximately $3,500,000 as a result of the sale. The sale is expected to close during the third quarter of 2013.

On August 2, 2012, the Local Partnership that owns Westwood Village entered into a purchase and sale agreement to sell Westwood Village for $3,085,000. The Partnership's investment basis in this Local Partnership at June 30, 2013 was $479,856. The Partnership expects to receive $2,150,000 as a result of the sale. The sale is expected to close during the third quarter of 2013.

Completed Sales

On June 29, 2012, the Partnership entered into a partnership purchase agreement to sell their partnership interest in New Sharon Woods for $1. The Partnership's investment basis in this Local Partnership at both June 30, 2013 and December 31, 2012 was $0. The sale closed on June 4, 2013. Unamortized acquisition fees of $5,777 remained at June 4, 2013 and are included in amortization expense on the accompanying condensed statements of operations and accumulated gains.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

June 30, 2013 and 2012
(Unaudited)

On August 29, 2012, the Partnership sold its limited partner interest in Traverse City Elderly, LP, which owns the Hillview Terrace Apartments for $299,990.

On December 17, 2012, the Partnership sold its limited partner interest in Capital Senior Limited Dividend Housing Association Limited Partnership, which owns the Capital Commons Senior Apartments for $6,245,328.

d.    Investment Reconciliation

The following is a reconciliation of investments in partnerships at June 30, 2013.

Investments in partnerships at December 31, 2012	$1,597,027

Distributions	(71,910)

Share of income from partnerships	219,701

Investments in partnerships at June 30, 2013	$1,744,818

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and six months ended June 30, 2013, the Partnership paid $21,715 and $49,590 respectively, and $26,672 and $47,818, for the three and six months period ended June 20, 2012, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three and six months ended June 30, 2012, the Partnership paid $26,672 and $47,818, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying condensed statements of operations as general and administrative expenses.

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

For each of the three months ended June 30, 2013 and 2012, the Partnership paid the Managing General Partner a Management Fee of $23,802, and $47,604 for each of the six month periods ended June 30, 2013 and 2012.

5.    CASH DISTRIBUTIONS FROM PARTNERSHIPS AND CASH DISTRIBUTIONS TO LIMITED PARTNERS

For the six month period ended June 30, 2013 , the Partnership received $71,910 from two of the three Limited Partnerships. For the six month period ended June 30, 2013, the Partnership paid a cash distribution totaling $5,939,280 to the limited partners.

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains five cash accounts with two banks.  As of June 30, 2013, the uninsured portion of the cash balances was $3,252,033.

7.    SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of June 30, 2013 and 2012 or net income (loss) for the six-month periods then ended. The following financial information represents the performance of this Local Partnership for the six-month periods ended June 30, 2013 and 2012. The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.

Chestnut	2013	2012
Total Assets	$1,364,201	$1,716,960
Total Liabilities	323,018	596,977
Revenue	449,890	424,957
Net Income	154,208	177,471

8.    SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes. Management evaluated the activity of the Partnership and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

Critical Accounting Policies and Estimates

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's Annual Report on Form 10-K at December 31, 2012. The Partnership accounts for its investments in partnerships ("Local Partnerships") by the equity method because the Partnership is a limited partner in the Local Partnerships. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for one Local Partnership which has cumulative losses in excess of the amount of the Partnership's investments in that Local Partnership. The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

Generally accepted accounting principles ("GAAP") in the United States provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE's expected losses, receive a majority of a VIE's expected residual returns, or both.

The Partnership does not consolidate the Partnership's interests in these VIE's under this guidance, as it is not considered to be the primary beneficiary. Accounting guidance requires continued reconsideration as to the determination of the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

The Partnership's balance in investment in Local Partnerships represents its maximum exposure to loss.  The Partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners.

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $3,561,455 as of June 30, 2013, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 14, 2013, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2013, existing cash resources were adequate to support net cash used in operating activities. Cash and cash equivalents decreased $4,112,719 during the six month period ended June 30, 2013, primarily due to the distribution paid to the limited partners during the first quarter of 2013.

Results of Operations

The Partnership recognized an increase in net income of $1,731,716 for the three month period ended June 30, 2013 as compared to 2012, primarily due to the proceeds received and resulting gain from the sale of the Baltic Plaza note.

The Partnership recognized an increase in the net income of $1,554,249 for the six month period ended June 30, 2013 as compared to 2011, primarily due to the proceeds received from the sale of the Baltic Plaza note.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from one Local Partnership for the three and six month periods ended June 30, 2013 did not include losses of $669 and $0, respectively, compared to excluded losses of $0 for the three and six month periods ended June 30, 2012.

No other significant changes in the Partnership's operations have taken place during the three month or six month periods ended June 30, 2013.

Certain states may assert claims against the Partnership for failure to withhold and remit state income tax on operating profit or where the sale(s) of property in which the Partnership was invested failed to produce sufficient cash proceeds with which to pay the state withholding tax and/or to pay statutory partnership filing fees. The Partnership is unable to quantify the amount of such potential claims at this time. The Partnership has consistently advised its Partners that they should consult with their tax advisors as to the necessity of filing non-resident returns in such states with respect to their proportional taxes due.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Default Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.        Other Information

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2013, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2013.

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

CAPITAL REALTY
INVESTORS, LTD.
(Registrant)

August 14, 2013	by:	/s/ William B. Dockser
DATE		William B. Dockser,
Director, Chairman of the Board
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 14, 2013	by:	/s/ H. William Willoughby
DATE		H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer

II-3