Form 10-Q
period 2013-09-30
CAPITAL REALTY INVESTORS LTD
filed 2013-11-14
CIK 354521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes           ☐           No           ☑

The units of limited partner interest of the Registrant are not traded in any market.  Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price. As of November14, 2013, the issuer had 24,747 outstanding units of limited partner interest.

CAPITAL REALTY INVESTORS, LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

CAPITAL REALTY INVESTORS, LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30,	December 31,
	2013	2012
Investments in and receivable from partnerships	$1,688,528	$1,597,027
Cash and cash equivalents	5,019,375	7,674,174
Note receivable and accrued interest, net of
allowance of $619,000 in 2012	—	—
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $19,656 and $29,508, respectively	4,925	14,447
Property purchase costs,
net of accumulated amortization of $10,421 and $20,471, respectively	3,110	6,390

Total assets	$6,715,938	$9,292,038

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$29,427	$43,602
Total liabilities	29,427	43,602

Commitments and contingencies	—	—

Partners' capital:
Capital paid in :
General Partners	14,000	14,000
Limited Partners	24,837,000	24,837,000
	24,851,000	24,851,000
Less:
Accumulated distributions to partners	(22,190,962)	(16,251,682)
Offering costs	(2,689,521)	(2,689,521)
Accumulated gains	6,715,994	3,338,639

Total partners' capital	6,686,511	9,248,436

Total liabilities and partners' capital	$6,715,938	$9,292,038

The accompanying notes are an integral part
of these condensed financial statements.

CAPITAL REALTY INVESTORS, LTD.

CONDENSED STATEMENTS OF OPERATIONS

AND ACCUMULATED GAINS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Share of income from partnerships	$1,707,757	$323,609	$1,927,458	$1,006,103

Other revenue and expenses:
Revenue:
Gain on sale of note	—	—	1,960,000	—
(Loss) gain on disposition of investment, net of disposition fee	(154,250)	200,525	(154,250)	200,525
Interest	1,504	2,474	5,001	8,767
	(152,746)	202,999	1,810,751	209,292

Expenses:
General and administrative	64,190	68,806	203,646	207,514
Professional fees	53,802	51,544	73,000	135,643
Management fees	23,802	23,802	71,406	71,406
Amortization of deferred costs	5,953	1,267	12,802	3,801
	147,747	145,419	360,854	418,364

Total other revenue (expenses)	(300,493)	57,580	1,449,897	(209,072)

Net income	1,407,264	381,189	3,377,355	797,031

Accumulated gains, beginning of period	5,308,730	1,987,428	3,338,639	1,571,586

Accumulated gains, end of period	$6,715,994	$2,368,617	$6,715,994	$2,368,617

Net income allocated to
General Partners (3%)	$42,218	$11,436	$101,321	$23,911

Net income allocated to
Limited Partners (97%)	$1,365,046	$369,753	$3,276,034	$773,120
Net income per unit of Limited Partner
Interest, based on 24,747 units outstanding	$55.16	$14.94	$132.38	$31.24

The accompanying notes are an integral part
of these condensed financial statements.

CAPITAL REALTY INVESTORS, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,377,355	$797,031
Adjustments to reconcile net income to net cash
used in operating activities:
(Loss) gain on disposition of investment	154,250	(200,525)
Gain on sale of note	(1,960,000)	—
Share of income from partnerships	(1,927,458)	(1,006,103)
Receipt of distributions from partnerships	71,910	—
Amortization of deferred costs	12,802	3,801
(Decrease) increase in accounts payable and accrued
expenses	(14,175)	6,804

Net cash used in operating activities	(285,316)	(398,992)

Cash flows from investing activities:
Disposition fee paid	(154,250)	(92,000)
Proceeds received from disposition of investment	—	299,990
Distributions received from disposition of property	1,764,047	—
Proceeds received from sale of note	1,960,000	—

Net cash provided by investing activities	3,569,797	207,990

Cash flows from financing activities:
Distributions to limited partners	(5,939,280)	—

Net cash used in financing activities	(5,939,280)	—
Net decrease in cash and cash equivalents	(2,654,799)	(191,002)
Cash and cash equivalents, beginning of period	7,674,174	2,194,867
Cash and cash equivalents, end of period	$5,019,375	$2,003,865

The accompanying notes are an integral part
of these condensed financial statements.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013 and 2012
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors, Ltd. (the “Partnership”) is a limited partnership which was formed under the District of Columbia Limited Partnership Act on June 1, 1981. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in eighteen Local Partnerships. As of September 30, 2013, the Partnership retained an investment in two Local Partnership.

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

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of September 30, 2013, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2013 and 2012. The results of operations for the interim period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

3.    INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

At September 30, 2013 and 2012, the Partnership had limited partnership equity interests in two and five Local Partnerships, respectively, owning one and five apartment complexes, respectively. The Partnership still owns the limited partner interest in the Local Partnership that owned Westwood Village (see Note 3.c). The Local Partnership is in the process of dissolution.

A schedule of the apartment complexes owned by the Local Partnerships at September 30, 2013 in which the Partnership is invested is provided below:

PROPERTY	CITY	STATE	UNITS

Chestnut	Fresno	CA	90

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

September 30, 2013 and 2012
(Unaudited)

of construction and/or operations. At September 30, 2013 and 2012, all such capital contributions had been paid to the Local Partnerships.

a.    Summarized financial information

The combined statements of operations for the two and five Local Partnerships in which the Partnership was invested as of September 30, 2013 and 2012, respectively, follow. The combined statements are compiled from information supplied by the management agent of the Local Partnership properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method) and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income and related to the Partnership's share of income from Local Partnerships.

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

September 30, 2013 and 2012
(Unaudited)

Combined Statements of Operations
(unaudited)

	For the three months ended
	September 30,

	2013				2012

	Equity Method		Suspended	Total	Equity Method		Suspended		Total
Number of Local Partnerships	2	(a)	—	2	3	(c)	2	(d)	5

Revenue:
Rental	$350,407		$—	$350,407	$899,941		$286,080		$1,186,021
Other	4,928		—	4,928	98,472		6,846		105,318
Gain on sale of property	2,455,833		—	2,455,833	—		—		—
Total revenue	2,811,168		—	2,811,168	998,413		292,926		1,291,339

Expenses:
Operating	154,838		—	154,838	508,667		182,097		690,764
Interest	—		—	—	57,569		39,620		97,189
Depreciation and amortization	22,093		—	22,093	101,942		27,663		129,605
Total expenses	176,931		—	176,931	668,178		249,380		917,558

Net income	$2,634,237		$—	$2,634,237	$330,235		$43,546		$373,781

Cash distributions	$1,764,047		$—	$1,764,047	$—		$—		$—

Cash distributions recorded as reduction of investments
in partnerships	$1,764,047		$—	$1,764,047	$—		$—		$—

Cash distribution recorded as income	$—		—	$—	$—		$—		$—

Partnership’s share of Local Partnership net income	1,707,757		—	1,707,757	323,609		—		323,609

Share of income from partnerships	$1,707,757		$—	$1,707,757	$323,609		$—		$323,609

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

September 30, 2013 and 2012
(Unaudited)

	For the nine months ended
	September 30,

	2013					2012

	Equity Method		Suspended		Total	Equity Method		Suspended		Total
Number of Local Partnerships	2	(a)	1	(b)	3	3	(c)	2	(d)	5

Revenue:
Rental	$1,146,679		$165,558		$1,312,237	$2,753,429		$955,874		$3,709,303
Other	37,609		2,311		39,920	278,957		26,106		305,063
Gain on sale of property	2,455,833		—		2,455,833	—		—		—
Total revenue	3,640,121		167,869		3,807,990	3,032,386		981,980		4,014,366

Expenses:
Operating	723,526		114,333		837,859	1,527,151		676,483		2,203,634
Interest	2,971		36,878		39,849	172,705		121,387		294,092
Depreciation and amortization	69,623		17,340		86,963	305,828		92,545		398,373
Total expenses	796,120		168,551		964,671	2,005,684		890,415		2,896,099

Net income (loss)	$2,844,001		$(682)		$2,843,319	$1,026,702		$91,565		$1,118,267

Cash distributions	$1,821,810		$14,147		$1,835,957	$—		$—		$—

Cash distributions recorded as reduction
of investments in partnerships	$1,821,810		$—		$1,821,810	$—		$—		$—

Cash distribution recorded as income	$—		14,147		$14,147	$—		$—		$—

Partnership’s share of Local Partnership net income	1,913,311		—		1,913,311	1,006,103		—		1,006,103

Share of income from Partnerships	$1,913,311		$14,147		$1,927,458	$1,006,103		$—		$1,006,103

(a)     Chestnut,Westwood Village
(b)    New Sharon Woods
(c)    Capital Commons, Chestnut, Westwood Village

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

September 30, 2013 and 2012
(Unaudited)

(d)    Hillview Terrace, New Sharon Woods

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective statements of operations and as cash receipts on the respective balance sheets. As of September 30, 2013, there were no cumulative losses. As of September 30, 2012, the Partnership's share of cumulative losses to date for two of five Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $3,267,561. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying condensed financial statements.

b.    Property Matters

On December 19, 2002, the Local Partnership which owned the Baltic Plaza apartments sold the property. Cash proceeds received by the Partnership totaled $2,053,358.  As part of the consideration, the Local Partnership took back a 30-year purchase money note in the principal amount of $2,300,000, collateralized by the partnership interests of the general partner of the maker/purchaser.  The Local Partnership assigned the purchase money note to an escrow for the benefit of its partners (with CRI serving as escrow agent), so that the Local Partnership entity could be dissolved.  The purchase money note bore interest at 4.60% compounded annually, and required a minimum annual payment equal to 50% of the maker/purchaser’s annual audited cash flow, as defined, with the balance of unpaid principal, if any, plus accrued interest, due and payable on December 31, 2032.  As of March 31, 2013 and 2012, no payments of principal or interest have been received on this purchase money note.  The Partnership’s 98% beneficial interest in this purchase money note is reflected in the accompanying balance sheets at December 31, 2012, at its original principal balance of $2,300,000 plus estimated accrued but unpaid interest, all discounted to $619,000 to provide for an effective interest rate commensurate with the investment risk.  The resulting discounted amount had been fully reserved due to uncertainty of collection of the purchase money note and related interest. The Partnership entered an agreement to sell the note to an affiliate of SP Baltic Plaza, LP for a sale price of $2,000,000. The note sold on April 29, 2013. The Partnership received $1,960,000 in proceeds from the sale of the note. CRICO Housing Partnership received $39,000 and C.R.H.C. of Atlantic City, Inc. received $200, which represents their interest of 1.99% and .01%, respectively. The proceeds are shown as gain on sale of note on the accompanying condensed statements of operations and accumulated gains.

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

c.     Pending and Completed Sales

Pending Sales

On August 2, 2012, the Local Partnership that owns Chestnut Apartments entered into a purchase and sale agreement to sell the Chestnut Apartments for $5,440,000. The Partnership's investment basis in this Local Partnership at September 30, 2013 was $1,338,526. The Partnership expects to receive approximately $3,500,000 as a result of the sale. The sale is expected to close during the fourth quarter of 2013.

Completed Sales

On June 29, 2012, the Partnership entered into a partnership purchase agreement to sell their partnership interest in New Sharon Woods for $1. The Partnership's investment basis in this Local Partnership at both September 30, 2013 and December 31, 2012 was $0. The sale closed on June 4, 2013. Unamortized acquisition fees of $5,777 remained at June 4, 2013 and are included in amortization expense on the accompanying condensed statements of operations and accumulated gains.

On August 29, 2012, the Partnership sold its limited partner interest in Traverse City Elderly, LP, which owns the Hillview Terrace Apartments for $299,990. In accordance with the terms of the Partnership Agreement, in September 2012, the Managing General

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

September 30, 2013 and 2012
(Unaudited)

Partner received a disposition fee of $92,000 related to the sale. The net proceeds received as a result of the sale were $207,990. The Partnership's investments basis at the date of the sale was $0. Net acquisition fees and property purchase costs netted against the gain on disposition of investments during the nine months ended September 30, 2012 were $7,465.

On December 17, 2012, the Partnership sold its limited partner interest in Capital Senior Limited Dividend Housing Association Limited Partnership, which owns the Capital Commons Senior Apartments for $6,245,328.

On August 2, 2012, the Local Partnership that owns Westwood Village entered into a purchase and sale agreement to sell Westwood Village for $3,085,000. The sale occurred on August 13, 2013. At December 31, 2012, the Partnership's investment basis in this Local Partnership was $425,415. The Partnership received an initial distribution of sale proceeds in the amount of $1,764,047 and anticipates to receive an additional $350,000 after the final reconciliation of the Local Partnership accounts. This amount is included in investments in and receivable from partnerships on the condensed balance sheet at September 30, 2013. A disposition fee of $154,250 was paid to the General Managing Partner in connection with the sale, and is netted against the gain on disposition of investment on the accompanying condensed statements of operations and accumulated gains. The net unamortized deferred costs, related to Westwood Village in the amount of $5,547, are included in amortization expense on the accompanying condensed statements of operations and accumulated gains. At September 30, 2013, the Partnership still owns a limited partnership interest in the Local Partnership.

d.    Investment Reconciliation

The following is a reconciliation of investments in partnerships at September 30, 2013:

Investments in and receivable from partnerships at December 31, 2012	$1,597,027

Distributions	(1,835,957)

Share of income from partnerships	1,927,458

Investments in and receivable from partnerships at September 30, 2013	$1,688,528

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and nine months ended September 30, 2013, the Partnership paid $21,793 and $71,383, respectively, and $27,147 and $74,964, for the three and nine months period ended September 20, 2012, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These services are reimbursed comparable to third party service charges.  For the three and nine months ended September 30, 2013, the Partnership paid $24,576 and $88,316, respectively. For the three and nine months ended September 30, 2012, the Partnership paid $38,653 and $114,377, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying condensed statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid.  The amount of the Management Fee shall be equal to 0.25% of original invested assets, as defined in the Partnership Agreement, and shall be payable

CAPITAL REALTY INVESTORS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED

September 30, 2013 and 2012
(Unaudited)

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

For each of the three months ended September 30, 2013 and 2012, the Partnership paid the Managing General Partner a Management Fee of $23,802. For each of the nine month periods ended September 30, 2013 and 2012, the Partnership paid the Managing General Partner a management fee of $71,406.

In accordance with the terms of the Partnership Agreement, in September 2012, the Managing General Partner received a disposition fee equal to 5% of the proceeds received from the sale of Hillview Terrace. The disposition fee of $92,000 is netted against the related gain on disposition of investment in partnership during the three and nine months ended September 30, 2012.

In accordance with the terms of the Partnership Agreement, in August 2013, the Managing General Partner received a disposition fee equal to 5% of the proceeds received from the sale of Westwood Village. The disposition fee of $154,250 is netted against the related gain on disposition of investment in partnership during the three and nine months ended September 30, 2013.

5.    CASH DISTRIBUTIONS FROM PARTNERSHIPS AND CASH DISTRIBUTIONS TO LIMITED PARTNERS

For the nine month period ended September 30, 2013 , the Partnership received $71,910 from two of the three Limited Partnerships. For the nine month period ended September 30, 2013, the Partnership paid a cash distribution totaling $5,939,280 to the limited partners.

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains five cash accounts with two banks.  As of September 30, 2013, the uninsured portion of the cash balances was $4,702,919.

7.    SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership's total assets or equity as of September 30, 2013 and 2012 or net income (loss) for the nine month periods then ended. The following financial information represents the performance of this Local Partnership for the nine month periods ended September 30, 2013 and 2012. The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.

Chestnut	2013	2012
Total Assets	$328,438	$1,686,723
Total Liabilities	323,018	542,735
Revenue	1,184,288	640,553
Net Income	388,168	169,221

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

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $5,019,375 as of September 30, 2013, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 14, 2013, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2013, existing cash resources were adequate to support net cash used in operating activities. Cash and cash equivalents decreased $2,654,799 during the nine month period ended September 30, 2013, primarily due to the distribution paid to the limited partners during the first quarter of 2013, offset by the receipt of sale proceeds related to Westwood Village.

Results of Operations

The Partnership recognized an increase in net income of $1,026,074 for the three month period ended September 30, 2013 as compared to 2012, primarily due to the proceeds received and resulting gain from the sale of the Westwood Village property.

The Partnership recognized an increase in the net income of $2,580,324 for the nine month period ended September 30, 2013 as compared to 2012, primarily due to the gain recognized from the sale of both the Baltic Plaza note and the Westwood Village property.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. The Partnership's share of income did not exclude losses for the three and nine month periods ended September 30, 2013. However, during the three and nine month periods ended September 30, 2012, the Partnership's share of income from Local Partnerships did not include income of $42,096 and $88,504.

No other significant changes in the Partnership's operations have taken place during the three month or nine month periods ended September 30, 2013.

Certain states may assert claims against the Partnership for failure to withhold and remit state income tax on operating profit or where the sale(s) of property in which the Partnership was invested failed to produce sufficient cash proceeds with which to pay the state withholding tax and/or to pay statutory partnership filing fees. The Partnership is unable to quantify the amount of such potential claims at this time. The Partnership has consistently advised its Partners that they should consult with their tax advisers as to the necessity of filing non-resident returns in such states with respect to their proportional taxes due.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Default Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

None.

Item 5.        Other Information

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2013, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2013.

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

CAPITAL REALTY
INVESTORS, LTD.
(Registrant)

November 14, 2013	by:	/s/ William B. Dockser
DATE		William B. Dockser,
Director, Chairman of the Board
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 14, 2013	by:	/s/ H. William Willoughby
DATE		H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer

II-3